Form 10QSB
period 1996-09-30
SWVA BANCSHARES INC
filed 1996-11-13
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to
                               --------------    ---------------

             Commission File Number     0-24674
                                      -----------


                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                             54-1721629
    --------                                             ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)


302 Second Street, SW, Roanoke Virginia                 24011-1597
---------------------------------------                 ----------
(Address of Principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (540) 343-0135
                                                      --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
      ---         ---

The number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1996: $0.10 par value - 520,434 common shares.

Transitional Small Business Disclosure Format (check one):

Yes          No   X
    ---          ---

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                      INDEX

       =================================================================

PART I.           FINANCIAL INFORMATION                                                                    PAGE

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 1996 and June 30, 1996 (unaudited)                                          1

                  Consolidated Statements of Income for the
                  Three Months Ended September 30, 1996 and
                  September 30, 1995 (unaudited)                                                               2

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 1996 and
                  September 30, 1995 (unaudited)                                                               3

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                                                         4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          5

PART II.          OTHER INFORMATION                                                                           10


                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                 Assets                                     Sept 30    June 30
                                                                                             1996       1996
                                                                                               (Unaudited)


Cash and cash equivalents                                                                $  2,722   $  5,262
Interest-bearing deposits                                                                   4,138      3,841
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                                                         433        443
  Available for Sale, at fair value                                                         9,513      7,496
Loans held for sale                                                                           444        985
Loans receivable, net                                                                      49,783     46,757
Property and equipment, net                                                                 1,644      1,662
Accrued interest receivable                                                                   373        343
Prepaid expenses and other assets                                                             217        198
                                                                                         --------    -------

        Total assets                                                                     $ 69,267   $ 66,987
                                                                                         ========   ========

                      Liabilities and Stockholders' Equity
Deposits                                                                                 $ 56,476   $ 57,643
Advances Federal Home Loan Bank                                                             3,500          0
Accounts payable                                                                               31         42
Accrued interest payable                                                                       45         43
Advances from borrowers
  for taxes and insurance                                                                     369        146
Income taxes payable                                                                           15         28
Other accrued expenses                                                                        532        133
Other payables and deferred income                                                            201        277
                                                                                         --------   --------
    Total liabilities                                                                     61,169      58,312
                                                                                         --------   --------


Stockholders' Equity
Preferred Stock, 275,000 shares
  authorized, no shares issued or
  outstanding
Common stock, $.10 par value, 2,225,000
  shares authorized, 520,434 outstanding
  as of September 30, 1996 and 543,190
  outstanding as of June 30, 1996                                                              52         54
Additional paid-in capital                                                                  4,417      4,750
Dividends declared and paid                                                                   (70)      (154)
Less unearned ESOP shares (36,517 shares)                                                    (365)      (365)
Less unearned MSBP shares (22,812 shares)                                                    (388)      (388)
Retained earnings
  (substantially restricted)                                                                4,442      4,790
Valuation allowance
  marketable equity securities                                                                 10        (12)
                                                                                          -------   --------
  Total Stockholders' Equity                                                                8,098      8,675
                                                                                          -------   --------

  Total Liabilities
     and Stockholders' Equity                                                            $ 69,267   $ 66,987
                                                                                         ========   ========



                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)


                                                        Three Months Ended
                                                          September 30
                                                        -------------------
                                                        1996          1995
                                                        ----          ----
                                                           (Unaudited)

Interest income
  Loans                                                 1,008         1,034
  Mortgage-backed and related securities                  120            95
  U. S. Government obligations including agencies          18            18
  Other investments, including overnight deposits         109            81
                                                      -------       -------
Total interest income                                   1,255         1,228
                                                      -------       -------
Interest expense
  Deposits                                                635           639
  Borrowed funds                                            9            28
                                                      -------       -------
Total interest expense                                    644           667
                                                      -------       -------
Net interest income                                       611           561
Provision for credit losses                                 0             0
                                                      -------       -------
Net interest income after
    provision for credit losses                           611           561

Noninterest income
  Loan and other customer service fees                     37            38
  Gain on sale of mortgage loans                           26            53
  Gross rental income                                      24            23
  Other                                                     0             0
                                                      -------       -------
Total noninterest income                                   87           114
                                                      -------       -------
Noninterest expenses
  Personnel                                               305           299
  Office occupancy and equipment                           68            79
  Data processing                                          32            34
  Federal insurance of accounts                           389            31
  Other                                                    98           116
                                                      -------       -------

Total noninterest expenses                                892           559
                                                      -------       -------

Income before income taxes                               (194)          116
Provision for income taxes                                  0            50
                                                      -------       -------

Net income                                            $  (194)      $    66
                                                      =======       =======

Earnings per share                                    $ (0.39)        $0.13


                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                                          Three Months Ended
                                                                                              September 30
                                                                                         --------------------
                                                                                          1996         1995
                                                                                          ----         ----
Operating Activities                                                                            (Unaudited)

    Net Income                                                                        $  (194)        $    66
    Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        Provision for credit losses                                                         0               0
        Provision for depreciation and amortization                                        21              26
        Provision for deferred income tax                                                 (24)             50
        Loans Originated for Sale                                                      (1,266)         (4,427)
        Proceeds from sales of loans originated for sale                                1,833           4,726
        Gain on Sale of Loans, from fees                                                  (26)            (53)
        Gain on Sale of Real Estate                                                         0               0
        Gain on Disposal of Property and Equipment                                          0               0
        Net (increase) decrease in Other Assets                                           (28)             20
        Net increase (decrease) in Other Liabilities                                      522             278
                                                                                       -------         ------
        Net cash provided by (used in) operating activities                               838             686
                                                                                       -------         ------

Investing activities
    Proceeds from sale of property and equipment                                            0               0
    Proceeds from maturity of investments
        and interest-bearing deposits                                                     887             690
    Proceeds from sale of available for sale investments                                    0               0
    Purchase of investments and interest-bearing deposits                              (1 993)           (787)
    Purchase of available for sale investments                                         (1,184)              0
    Proceeds from sale of foreclosed real estate                                            0               0
    Purchase of foreclosed real estate                                                      0               0
    Purchase of property and equipment                                                     (3)            (23)
    Net (increase) decrease in loans                                                   (3,015)            915
    Purchase of loans                                                                     (11)              0
    Principal repayments on Mortgage Backed Securities                                     19              31
                                                                                      -------         -------
    Net cash provided by (used in) investing activities                                (5,300)            826
                                                                                      -------         -------
Financing activities
    Curtailment of advances and other borrowings                                            0               0
    Proceeds from advances and other borrowings                                         3,500               0
    Net increase (decrease) in savings deposits                                        (1,167)            662
    Proceeds from sale of stock                                                             0               0
    Purchase of stock by ESOP                                                               0               0
    Purchase of stock for MSBP                                                              0               0
    Repurchase of stock                                                                  (341)           (466)
    Dividends paid                                                                        (70)            (79)
                                                                                        ------        -------
    Net cash used in financing activities                                               1,922             117
                                                                                       ------         -------

Increase (decrease) in cash and cash equivalents                                       (2,540)          1,629

Cash and cash equivalents at beginning of period                                        5,262             830
                                                                                       -------        -------

Cash and cash equivalents at end of period                                            $ 2,722         $ 2,459
                                                                                       =======         ======

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of SWVA Bancshares, Inc. ("Company") and its wholly-owned subsidiary, Southwest Virginia Savings Bank, FSB ("Bank") and its wholly-owned subsidiary, Southwest Virginia Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

NOTE 2 - STOCK REPURCHASE

On July 26, 1996, the Company received approval from the Office of Thrift Supervision ("OTS") to repurchase up to 5% (or 27,160 shares) of the Company's Common Stock prior to October 5, 1996. The company repurchased 22,756 shares of its Common Stock in the open market, at an aggregate purchase price of approximately $341,000. The amount repurchased represented approximately 4.2% of the Company's total shares outstanding prior to the repurchase.

On the date of the request for permission to repurchase the stock, the Company's stock was trading at a price significantly below book value. Based upon the current market price of the Company's stock, the likelihood of increasing the book value per share and net income per share on the remaining shares, the general economic conditions affecting the Company and the Bank, and the use of repurchased shares to mitigate the potentially dilutive effect of the Company's stock option plan and any other stock based compensation plan or program, the Board determined that the repurchase program would enhance shareholder value and be in the best interests of the Company and shareholders.

NOTE 3 -- EARNINGS PER SHARE

Earnings per share have been determined by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during the period net of ESOP shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1996 and June 30, 1996
--------------------------------------------------------------------------------

Total assets increased $2.3 million, or 3.43% from $67.0 million at June 30, 1996 to $69.3 million at September 30, 1996. Net loans receivable increased $3.0 million or 6.41% to $49.8 million at September 30, 1996 from $46.8 million at June 30, 1996 due primarily to an increase in mortgage loans added to the Bank's portfolio.

Interest-bearing deposits increased $297,000, or 7.82% to $4.1 million at September 30, 1996 from $3.8 million at June 30, 1996 due mainly to an increase in cash available to invest in interest-bearing deposits. Available for sale investments increased $2.0 million, or 26.67% due to the purchase of FNMA Mortgage Backed Securities. Cash and cash equivalents decreased $2.6 million, or 49.05% from $5.3 million at June 30, 1996 to $2.7 million at September 30, 1996 due mainly to increased cash required to fund mortgage loans. Loans held for sale decreased $541,000 or 54.92% due to a decrease in loans originated to be sold.

There were no non-performing assets at September 30, 1996 and June 30, 1996. Classified assets totaled $894,000. $893,000 were classified as substandard and included $303,000 in Construction and Development loans, $223,000 in an apartment building and the remaining were single family loans. $1,000 was classified as loss and was on a small unsecured consumer loan.

Deposits decreased $1.1 million, or 1.91% from $57.6 million at June 30, 1996 to $56.5 million at September 30, 1996 due mainly to a decrease in funds in checking accounts. Core deposits were $16.5 million or 29.17% of total savings.

At September 30, 1996, there were $3.5 million outstanding in advances from the Federal Home Loan Bank of Atlanta. There were no advances outstanding on June 30, 1996. The advances were used to fund mortgage loan originations during the quarter.

Other accrued expenses increased $399,000, or 300.00%, from $133,000 at June 30, 1996 to $532,000 at September 30, 1996. This was mainly due to the one time SAIF special assessment on September 30, 1996.

Advances from borrowers for taxes and insurance increased $223,000, or 152.74% due to the accumulation of escrow for real estate taxes to be paid during the quarter ending December 31, 1996. Other payables and deferred income decreased $76,000, or 27.44% from $277,000 at June 30, 1996 to $201,000 at September 30,
1996 due mainly to a reduction in outstanding cashier's checks and certified checks.

Results of Operations for the three months ended September 30, 1996
-------------------------------------------------------------------
and September 30, 1995
----------------------

Net Income Net income decreased $260,000 or 393.94% from a net gain of $66,000 for the three months ended September 30, 1995 to a net loss of $194,000 for the three months ended September 30, 1996. The decrease was mainly due to the one time SAIF Special Assessment offset partially by increased interest earned on mortgage loans.

Interest Income Interest income increased $27,000, or 2.20% from $1,228,000 for the three months ended September 30, 1995 to $1,255,000 for the three months ended September 30, 1996. The increase was mainly a result of additional mortgage loans put in the Bank's portfolio during the quarter.

Interest Expense Interest expense decreased $23,000 or 3.45% from $667,000 for the three months ended September 30, 1995 to $644,000 for the three months ended September 30, 1996. The decrease was due mainly to the reduced borrowings during the quarter ended September 30, 1996. The average borrowings outstanding for the quarter ended September 30, 1996 was $617,000 as compared to $1.8 million for the same quarter last year.

Net Interest Income Net interest income increased by $50,000, or 8.91% from $561,000 for the three months ended September 30, 1995 to $611,000 for the three months ended September 30, 1996. This was mainly due to an increase in interest earned on mortgage loans and a decrease in interest paid on borrowed funds.

Provision for Credit Losses The Bank made no provision for credit losses for the three months ended September 30, 1996 and there was no provision for credit losses for the three months ended September 30, 1995. The allowance for credit losses is $194,000. Management reviews the Bank's loan portfolio and future additions may become necessary based upon changing economic conditions, increased loan portfolio or changes in the underlying collateral of the loan portfolio.

Non-interest Income Non-interest income decreased by $27,000, or 23.68% from $114,000 for the three months ended September 30, 1995 to $87,000 for the three months ended September 30, 1996. This was mainly the result of a decrease of $27,000 on gains on loans sold in the secondary market for the three months ended September 30, 1996.

Non-interest Expense Non-interest expense increased by $333,000, or 59.57% from $559,000 for the three months ended September 30, 1995 to $892,000 for the three months ended September 30, 1996, mainly due to the one time SAIF Special Assessment offset by a reduction in legal expenses and office occupancy and equipment expense.

Provision for income taxes The provision for income taxes for the three months ended September 30, 1995 was $50,000. There was no provision for income taxes for the three months ended September 30, 1996 due to the net loss for the quarter.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at September 30, 1996:

                                                                                                         Percent of
                                                                                  Amount                     Assets
                                                                                  ------                     ------

                  GAAP Capital....................                                $7,300                     10.45%
                                                                                   =====                    ======

                  Tangible Capital................                                $7,290                     10.44%
                  Tangible Capital Requirement....                                 1,048                      1.50%
                                                                                   -----                     -----
                  Excess..........................                                $6,242                      8.94%
                                                                                   =====                     =====

                  Core Capital....................                                $7,290                     10.44%
                  Core Capital Requirement........                                 2,095                      3.00%
                                                                                   -----                     -----
                  Excess..........................                                $5,195                      7.44%
                                                                                   =====                     =====

                  Total Risk-Based Capital........                                $7,485                     20.14%
                  Risk-Based Capital Requirement..                                 2,973                      8.00%
                                                                                   -----                     -----
                  Excess..........................                                $4,512                     12.14%
                                                                                   =====                     =====


Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

Liquidity

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loan and mortgage backed securities. The Bank also obtains funds from sales and maturities of investment securities, short-term investments and borrowings, namely advances from the FHLB of Atlanta. The Bank uses such funds primarily to meet commitments on existing and continuing loan commitments, fund maturing time deposits and savings withdrawals and maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

Liquidity, cont.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 6.78% at September 30, 1996 and 12.29% as of June 30, 1996.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

SAIF Special Assessment

Deposits of the Savings Bank are insured by the SAIF as administered by the FDIC. As a member of the SAIF, the Savings Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insured commercial bank deposits. Effective September 30, 1995, the FDIC lowered the insurance premium on BIF insured deposits to a range of between 0.04% and 0.31% of deposits with the result that most commercial banks would pay the lowest rate of 0.04%. Effective January 1, 1996, the annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately
 .657% of deposits held on March 31, 1995. The Savings Bank recorded a $355,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately
 .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF
members  will  be  used  to  repay   outstanding   Financing   Corporation  bond
obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Savings Bank is expected to decline by approximately 70%.

SAIF Special Assessment, cont.

The disparity in insurance premiums between those required for the Savings Bank and BIF members could allow BIF members to attract and retain deposits at higher interest rates and at a lower effective cost than the Savings Bank. This could put competitive pressure on the Savings Bank to raise its interest rates paid on deposits, thus increasing its cost of funds and possibly reducing net interest income. Although the Savings Bank has other sources of funds, these other sources may have higher costs than those of deposits.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                     PART II

Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibit 27 (financial data schedule).

                  (b)  Reports on Form 8-K:  None.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       SWVA Bancshares, Inc.

Date: November 12, 1996                By: /s/  B. L. Rakes
      -----------------                    -------------------------------------
                                           B. L. Rakes
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, and Director

Date: Novmeber 12, 1996                By: /s/  Mary G. Staples
      -----------------                    -------------------------------------
                                           Mary G. Staples
                                           Controller/Treasurer
                                           Principal Financial Officer