Form 10QSB
period 1996-12-31
SWVA BANCSHARES INC
filed 1997-02-14
CIK 925656

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC   20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------


                                      OR


(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________________ to _____________________



      Commission File Number                     0-24674
                                            ----------------

                             SWVA BANCSHARES, INC
                             --------------------

        VIRGINIA                                               54-1721629
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

302 Second Street, SW, Roanoke Virginia                          24011-1597
----------------------------------------                         ----------
(Address of Principal executive offices)                         (Zip Code )

Registrant's telephone number, including area code  (540) 343-0135
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

Yes    X      No
    ------       -------


The number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1997: $0.10 par value - 520,434 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      -------

                     SWVA BANCSHARES, INC. & SUBSIDIARIES


                                     INDEX

===============================================================================

PART I.     FINANCIAL INFORMATION                                       PAGE
            =====================                                       =====


Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            at December 31, 1996 and June 30, 1996 (unaudited)            1

            Consolidated Statements of Income for the
            Three and Six Months Ended December 31, 1996 and
            December 31, 1995 (unaudited)                                 2

            Consolidated Statements of Cash Flows for the
            Six Months Ended December 31, 1996 and
            December 31, 1995 (unaudited)                                 3

            Notes to Unaudited Interim Consolidated
            Financial Statements                                          4


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           5


PART II.    OTHER INFORMATION                                             II-1
            =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                            Assets                     Dec 31    June 30
                                                                        1996       1996
                                                                      -------------------
                                                                          (Unaudited)

Cash and cash equivalents                                             $ 3,259     $ 5,262
Interest-bearing deposits                                               4,828       3,841
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                                     412         443
  Available for Sale, at fair value                                     7,422       7,496
Loans held for sale                                                       230         985
Loans receivable, net                                                  51,247      46,757
Property and equipment, net                                             1,647       1,662
Accrued interest receivable                                               359         343
Prepaid expenses and other assets                                         247         198
                                                                      -------     -------

    Total assets                                                      $69,651     $66,987
                                                                      =======     =======

                      Liabilities and Stockholders' Equity
Deposits                                                              $57,274     $57,643
Advances Federal Home Loan Bank                                         3,500           0
Accounts payable                                                           34          42
Accrued interest payable                                                   23          43
Advances from borrowers
  for taxes and insurance                                                 144         146
Income taxes payable                                                        0          28
Other accrued expenses                                                    122         133
Other payables and deferred income                                        202         277
                                                                      -------     -------

    Total liabilities                                                  61,299      58,312
                                                                      --------    -------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000
   shares authorized,  520,434 outstanding
   as of December 31, 1996 and 543,190
   outstanding as of June 30, 1996                                         52          54
Additional paid-in capital                                              4,423       4,750
Dividends declared and paid                                               (70)       (154)
Less unearned ESOP shares (36,517 shares)                                (365)       (365)
Less unearned MSBP shares (20,177 shares)                                (349)       (388)
Retained earnings
 (substantially restricted)                                             4,666       4,790
Valuation allowance
  marketable equity securities                                             (5)        (12)
                                                                      -------     -------

  Total Stockholders' Equity                                            8,352       8,675
                                                                      -------     -------

  Total Liabilities
        and Stockholders' Equity                                      $69,651     $66,987
                                                                      =======     =======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                      Three Months         Six Months
                                                                    Ended
                                                                 December 31
                                                       ---------------------------------
                                                       1996     1995       1996     1995
                                                       ----     ----       ----     ----
                                                                      (Unaudited)
Interest income
  Loans                                               $1,101    $1,030    $2,109   $2,065
  Mortgage-backed and related securities                 123        92       243      187
  U. S. Government obligations
       including agencies                                 18        18        36       35
  Other investments, including
       overnight deposits                                104        94       213      175
                                                      ------    ------    ------   ------

Total interest income                                  1,346     1,234     2,601    2,462
                                                      ------    ------    ------   ------

Interest expense
  Deposits                                               634       647     1,269    1,286
  Borrowed funds                                          50        18        59       46
                                                      ------    ------    ------   ------

      Total interest expense                             684       665     1,328    1,332
                                                      ------    ------    ------   ------

      Net interest income                                662       569     1,273    1,130

Provision for credit losses                                0         0         0        0
                                                      ------    ------    ------   ------

      Net interest income after
        provision for credit losses                      662       569     1,273    1,130
                                                      ------    ------    ------   ------

Noninterest income
  Loan and other customer service fees                    36        37        73       75
  Gain on sale of mortgage loans                          31        45        57       98
  Gross rental income                                     24        23        48       46
  Net gain on sale of investments,
       available for    sale                              39         0        39        0
                                                      ------    ------    ------   ------

      Total noninterest income                           130       105       217      219
                                                      ------    ------    ------   ------

Noninterest expenses
  Personnel                                              308       324       613      624
  Office occupancy and equipment                          72        80       140      158
  Data processing                                         34        31        66       65
  Federal insurance of accounts                           23        31       412       62
  Other                                                  101       114       199      230
                                                      ------    ------    ------   ------

      Total noninterest expenses                         538       580     1,430    1,139
                                                      ------    ------    ------   ------

      Income before income taxes                         254        94        60      210
      Provision for income taxes                          30        32        30       82
                                                      ------    ------    ------   ------


      Net income                                      $  224    $   62    $   30   $  128
                                                      ======    ======    ======   ======

Per common share:
Primary and fully diluted earnings                       .47       .12       .06      .25

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)


                                                                          Six Months Ended
                                                                            December 31
                                                                         ------------------
                                                                          1996      1995
Operating Activities                                                        (Unaudited)
   Net Income                                                            $   30   $   128
   Adjustments to Reconcile Net Income to Net Cash
     Provided by (used in) operating activities
     Provision for credit losses                                              0         0
     Provision for depreciation and amortization                             42        52
     Provision for Deferred Income Tax                                        2        82
     Federal Home Loan Bank Stock Dividend                                    0         0
     Loans Originated for Sale                                           (3,516)  (11,271)
     Proceeds from sales of loans originated for sale                     4,329    10,647
     Gain on Sale of Loans, from fees                                       (57)      (98)
     Gain on Sale of Real Estate                                              0         0
     Gain on Disposal of Property and Equipment                               0         0
     Net gain on sale of investments, available for sale                     39         0
     Net (increase) decrease in Other Assets                                (44)       36
     Net increase (decrease) in Other Liabilities                          (130)       32
                                                                        -------   -------
      Net cash provided by (used in) operating activities                   695      (392)

Investing activities
   Proceeds from sale of property and equipment                               0         0
   Proceeds from maturity of investments
     and interest-bearing deposits                                        1,572     1,580
  Proceeds from sale of available for sale investments                    2,062         0
   Purchase of investments and interest-bearing deposits                 (2,558)   (2,073)
  Purchase of available for sale investments                             (1,992)        0
   Proceeds from sale of foreclosed real estate                               0         0
   Purchase of foreclosed real estate                                         0         0
   Purchase of property and equipment                                       (28)      (27)
   Net (increase) decrease in loans                                      (4,468)    1,513)
   Purchase of loans                                                        (22)        0
   Principal repayments on Mortgage Backed Securities                        46        41
                                                                        -------   -------
     Net cash provided by (used in) investing activities                 (5,388)    1,034
                                                                        -------   -------
Financing activities
   Curtailment of advances and other borrowings                               0      (800)
   Proceeds from advances and other borrowings                            3,500       200
   Net increase (decrease) in savings deposits                             (399)    1,547
  Proceeds from sale of stock                                                 0         0
  Purchase of stock by ESOP                                                   0         0
  Repurchase of stock                                                      (341)     (466)
   Dividends paid                                                           (70)      (79)
                                                                        -------   -------
   Net cash used in financing activities                                  2,690       402
                                                                        -------   -------

Increase (decrease) in cash and cash equivalents                          2,003     1,044

Cash and cash equivalents at beginning of period                          5,262       830
                                                                        -------   -------

Cash and cash equivalents at end of period                              $ 3,259   $ 1,874
                                                                        =======   =======


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

NOTE 2 - STOCK REPURCHASE

On July 26, 1996, the Company received the necessary approval from the Office of Thrift Supervision ("OTS") to repurchase up to 5% (or 27,160 shares) of the Company's Common Stock prior to October 5, 1996.

On the date of the request for permission to repurchase the stock, the Company's stock was trading at a price significantly below book value. Based upon the then current market price of the Company's stock, the likelihood of increasing the book value per share and net income per share on the remaining shares, the general economic conditions affecting the Company and the Bank, and the use of repurchased shares to mitigate the potentially dilutive effect of the Company's stock option plan and any other stock based compensation plan or program, the Board determined that the repurchase program would enhance shareholder value and be in the best interests of the Company and shareholders.

The company repurchased 22,756 shares of its Common Stock in the open market, at an aggregate purchase price of approximately $341,000. The amount repurchased represented approximately 4.2% of the Company's total shares outstanding prior to the repurchase.

NOTE 3 -- EARNINGS PER SHARE

Earnings per share have been determined by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during the period net of unallocated ESOP shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at December 31, 1996 and June 30, 1996
------------------------------------------------------------------------


Total assets increased $2.7 million or 3.98% from $67.0 million at June 30, 1996 to $69.7 million at December 31, 1996. Net loans receivable increased $4.4 million or 9.61% to $51.2 million at December 31, 1996 from $46.8 million at June 30, 1996 due primarily to an increase in mortgage loans added to the Bank's portfolio.


Interest-bearing deposits increased $1.0 million or 25.70% to $4.8 million at December 31, 1996 from $3.8 million at June 30, 1996 due mainly to an increase in cash available to invest in interest-bearing deposits. Cash and cash equivalents decreased $2.0 million or 38.07% from $5.3 million at June 30, 1996 to $3.3 million at December 31, 1996 due mainly to increased cash required to fund mortgage loans. Loans held for sale decreased $755,000 or 76.65% due to a decrease in loans originated to be sold.


There were no non-performing assets at December 31, 1996 and June 30, 1996. Classified assets totaled $1.0 million. All except $1,000 were classified as substandard, with the $1,000 classified as loss. $325,000 was in Construction and Development loans, $202,000 was in an apartment building and the remaining substandard loans were on single family loans. The $1,000 loan classified as loss was a small unsecured consumer loan.


Deposits decreased $369,000, or .65% from $57.6 million at June 30, 1996 to $57.3 million at December 31, 1996 due mainly to a decrease in funds in checking accounts. Core deposits were $16.9 million or 29.38% of total savings.


At December 31, 1996, there were $3.5 million outstanding in advances from the Federal home Loan Bank of Atlanta. There were no advances outstanding on June 30, 1996. The advances were used to fund mortgage loan originations during the period.


Other payables and deferred income decreased $75,000, or 27.08% from $277,000 at June 30, 1996 to $202,000 at December 31, 1996 due mainly to a reduction in outstanding cashier's checks and certified checks.

Results of Operations  for the three months ended December 31, 1996 and December
-------------------------------------------------------------------------------
31, 1995
--------

      Net Income Net income increased $162,000 or 261.30%, from $62,000 for the three months ended December 31, 1995 to $224,000 for the three months ended December 31, 1996. The increase in net income was due to increased interest income and a reduction in tax provision due to the loss recorded in the prior quarter for the one time SAIF Special Assessment.

      Interest Income Interest income increased $100,000, or 9.08%, from $1.2 million for the three months ended December 31, 1995 to $1.3 million for the three months ended December 31, 1996. The increase was mainly a result of additional mortgage loans put in the Bank's portfolio and an increase in funds invested.

      Interest Expense Interest expense increased $19,000 or 2.86% from $665,000 for the three months ended December 31, 1995 to $684,000 for the three months ended December 31, 1996. The increase was due mainly to an increase in interest paid on borrowed funds offset by a decrease in interest paid on deposits.

      Net Interest Income Net interest income increased by $93,000 from $569,000 for the three months ended December 31, 1995 to $662,000 for the three months ended December 31, 1996 due mainly to additional interest earned on mortgage loans.

      Provision for Credit Losses The Bank made no provision for credit losses for the three months ended December 31, 1996 and there was no provision for credit losses for the three months ended December 31, 1995. The allowance for credit losses is $194,000. Management reviews the Bank's loan portfolio and future additions may become necessary based upon changing economic conditions, increased loan portfolio or changes in the underlying collateral of the loan portfolio.

      Non-interest Income Non-interest income increased by $25,000, or 23.81% from $105,000 for the three months ended December 31, 1995 to $130,000 for the three months ended December 31, 1996. This was mainly the result of a $39,000 net gain on the sale of investments, offset partially by a reduction on loans sold in the secondary market for the three months ended December 31, 1996.

      Non-interest Expense Non-interest expense decreased by $42,000, or 7.24% from $580,000 for the three months ended December 31, 1995 to $538,000 for the three months ended December 31, 1996, mainly due to the accounting treatment of personnel expenses and loan origination income pursuant to SFAS 91 which reduced personnel expenses, a reduction in office occupancy and equipment expense, a refund in Federal Deposit Insurance Premiums and a reduction in legal expenses.

      Provision for income taxes The provision for income taxes for the three months ended December 31, 1996 was $30,000 as compared to $32,000 for the three months ended December 31, 1995. Tax calculations for the 3 months ended December 31, 1996 were affected by the loss recorded during the first quarter for the one time SAIF Special Assessment.

Results of  Operations  for the six months ended  December 31, 1996 and December
-------------------------------------------------------------------------------
31, 1995
--------

      Net Income Net income decreased $98,000 or 76.57%, from $128,000 for the six months ended December 31, 1995 to $30,000 for the six months ended December 31, 1996. The decrease was mainly due to the one time SAIF Special ASSESSMent offset partially by increased interest earned on mortgage loans and investments.

      Interest Income Interest income increased $139,000, or 5.65%, for the six months ended December 31, 1996. The increase was mainly a result of additional mortgage loans put in the Bank's portfolio during the period and an increase in funds invested in mortgage-backed and related securities.

      Interest Expense Interest expense decreased $4,000 or .31% for the six months ended December 31, 1996. The decrease was mainly due to a decrease in the cost of deposits offset by an increase in funds borrowed.

      Net Interest Income Net interest income increased by $143,000 for the six months ended December 31, 1996. This resulted mainly from an increase in the interest earned on mortgage loans, Mortgage Backed and related securities and other investments.

      Provision for Credit Losses The Bank made no provision for credit losses for the six months ended December 31, 1996 and there was no provision for credit losses for the six months ended December 31, 1995. Management reviews the Bank's loan portfolio and future additions may become necessary based upon changing economic conditions, increased loan portfolio or changes in the underlying collateral of the loan portfolio.

      Non-interest Income Non-interest income decreased by $2,000 or .92% from $219,000 for the six months ended December 31, 1995 to $217,000 for the six months ended December 31, 1996. This resulted from a net gain of $39,000 on the sale of investments and a reduction of $41,000 in the gains on loans sold in the secondary market.

      Non-interest Expense Non-interest expense increased by $300,000, or 25.55% from $1.1 million for the six months ended December 31, 1995 to $1.4 million for the six months ended December 31, 1996, due mainly to a reduction in legal expenses and office occupancy and equipment expense, offset partially by a reduction in accounting treatment of personnel expenses and loan origination income pursuant to SFAS 91.

      Provision for income taxes The provision for income taxes for the six months ended December 31, 1996 was $30,000 as compared to $82,000 for the six months ended December 31, 1995. The decrease was due to decreased pre-tax income.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at December 31, 1996:


                                                                    Percent of
                                                      Amount          Assets
                                                      ------        ----------

            GAAP Capital....................          $7,529            10.72%
                                                       =====           ======

            Tangible Capital................          $7,529            10.72%
            Tangible Capital Requirement....           1,053             1.50%
                                                       -----            -----
            Excess..........................          $6,476             9.22%
                                                       =====            =====

            Core Capital....................          $7,529            10.72%
            Core Capital Requirement........           2,107             3.00%
                                                       -----            -----
            Excess..........................          $5,422             7.72%
                                                       =====            =====

            Total Risk-Based Capital........          $7,724            20.62%
            Risk-Based Capital Requirement..           2,997             8.00%
                                                       -----            -----
            Excess..........................          $4,727            12.62%
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


Liquidity

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loan and mortgage backed securities. The Bank also obtains funds from sales and maturities of investment securities, short-term investments and borrowings, namely advances from the FHLB of Atlanta. The Bank uses such funds primarily to meet commitments on existing and continuing loan commitments, to fund maturing time deposits and savings withdrawals and to maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

Liquidity, cont.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations required the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 8.67% at December 31, 1996 and 12.29% as of June 30, 1996.

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

SAIF Special Assessment

Deposits of the Savings Bank are insured by the SAIF as administered by the FDIC. As a member of the SAIF, the Savings Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, The Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Effective September 30, 1995, the FDIC lowered the insurance premium on BIF insured deposits to a range of between 0.04% and 0.31% of deposits with the result that most commercial banks would pay the lowest rate of 0.04%. Effective January 1, 1996, the annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately
 .657% of deposits held on March 31, 1995. The Savings Bank recorded a $355,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members will be reduced to approximately .065% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately
 .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF
members  will  be  used  to  repay   outstanding   Financing   Corporation  bond
obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Savings Bank will decline by approximately 70%.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                     PART II

Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            The annual meeting of stockholders was held on October 23, 1996. At that meeting the following matters were considered and votes were recorded as shown below:

            1.    The following directors were elected:

            Nominee                 Votes For           Votes Withheld
            -------                 ---------           --------------

            James H. Brock          412,411                 15,100

            Glen C. Combs           412,411                 15,100

            Michael M. Kessler      412,411                 15,100

            2. The appointment of Cherry Bekaert & Holland, L.L.P. as independent auditors of the Company for the fiscal year ending June 30, 1997 was ratified:

            Votes For               Votes Against           Abstain
            ---------               -------------           -------

            426,111                   1,400                       0

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Not applicable.

            (b) During the quarter under report, a Form 8-K (Item 7), dated October 22, 1996, was filed. The Form 8-K was filed to report first quarter earnings and the results of the annual meeting.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              SWVA Bancshares, Inc.


Date: February 14, 1997       By:   /s/  B. L. Rakes
                                    --------------------------------------
                                    B. L. Rakes
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, and Director


Date: February 14, 1997       By:   /s/  Mary G. Staples
                                    --------------------------------------
                                    Mary G. Staples
                                    Controller/Treasurer
                                    Principal Financial Officer