Form 10QSB
period 1997-03-31
SWVA BANCSHARES INC
filed 1997-05-14
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------


                                       OR


(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to
                               --------------    --------------


      Commission File Number                     0-24674
                                              -------------

                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                                    54-1721629
------------------                                          -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

302 Second Street, SW, Roanoke Virginia                           24011-1597
----------------------------------------                         ------------
(Address of Principal executive offices)                         (Zip Code )

Registrant's telephone number, including area code  (540) 343-0135
                                                    ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----       ------


The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1997: $0.10 par value - 520,434 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    ------       -------

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

================================================================================

PART I.     FINANCIAL INFORMATION                                     PAGE
            =====================                                     =====


Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            at March 31, 1997 and June 30, 1996 (unaudited)               1

            Consolidated Statements of Income for the
            Three and Nine Months Ended March 31, 1997 and
            March 31, 1996 (unaudited)                                    2

            Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 1997 and
            March 31, 1996 (unaudited)                                    3

            Notes to Unaudited Interim Consolidated
            Financial Statements                                          4


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           5


PART II.    OTHER INFORMATION                                            10
            =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                            Assets                    Mar 31     June 30
                                                                       1997        1996
                                                                      --------------------
                                                                        (Unaudited)

Cash and cash equivalents                                             $ 3,126     $ 5,262
Interest-bearing deposits                                               5,221       3,841
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                                     402         443
  Available for Sale, at fair value                                     6,166       7,496
Loans held for sale                                                       793         985
Loans receivable, net                                                  50,946      46,757
Property and equipment, net                                             1,641       1,662
Accrued interest receivable                                               371         343
Prepaid expenses and other assets                                         207         198
                                                                      --------    -------

    Total assets                                                      $68,873     $66,987
                                                                      ========    =======

                      Liabilities and Stockholders' Equity
Deposits                                                              $58,512     $57,643
Advances Federal Home Loan Bank                                         1,000           0
Accounts payable                                                           25          42
Accrued interest payable                                                   30          43
Advances from borrowers
  for taxes and insurance                                                 386         146
Income taxes payable                                                        0          28
Other accrued expenses                                                    195         133
Other payables and deferred income                                        297         277
                                                                      --------    -------

    Total liabilities                                                  60,445      58,312
                                                                      --------    -------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000 shares authorized,
   520,434 outstanding as of March 31, 1997 and 543,190
   outstanding as of June 30, 1996                                         52          54
Additional paid-in capital                                              4,429       4,750
Dividends declared and paid                                              (143)       (154)
Less unearned ESOP shares (36,517 shares)                                (365)       (365)
Less unearned MSBP shares (20,177 shares)                                (349)       (388)
Retained earnings
 (substantially restricted)                                             4,807       4,790
Valuation allowance
  marketable equity securities                                             (3)        (12)
                                                                      --------    --------

  Total Stockholders' Equity                                            8,428       8,675
                                                                      --------    -------

  Total Liabilities
        and Stockholders' Equity                                      $68,873     $66,987
                                                                      ========    =======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                       Three Months      Nine Months
                                                                     Ended
                                                                    March 31
                                                       ---------------------------------
                                                       1997      1996     1997      1996
                                                       ----      ----     ----      ----
                                                                      (Unaudited)
Interest income
  Loans                                               $1,101    $1,020    $3,210   $3,085
  Mortgage-backed and related securities                  89        88       332      275
  U. S. Government obligations
       including agencies                                 18        18        54       53
  Other investments, including
       overnight deposits                                133       100       346      275
                                                      ------    ------    ------   ------

Total interest income                                  1,341     1,226     3,942    3,688
                                                      ------    ------    ------   ------

Interest expense
  Deposits                                               622       649     1,891    1,935
  Borrowed funds                                          42         6       101       52
                                                      ------    ------    ------   ------

      Total interest expense                             664       655     1,992    1,987
                                                      ------    ------    ------   ------

      Net interest income                                677       571     1,950    1,701

Provision for credit losses                                0         0         0        0
                                                      ------    ------    ------   ------

      Net interest income after
        provision for credit losses                      677       571     1,950    1,701
                                                      ------    ------    ------   ------

Noninterest income
  Loan and other customer service fees                    35        42       108      117
  Gain on sale of mortgage loans                          16        67        73      165
  Gross rental income                                     25        23        73       69
  Net gain on sale of investments,
       available for sale                                  0         0        39        0
                                                      ------    ------    ------   ------

      Total noninterest income                            76       132       293      351
                                                      ------    ------    ------   ------

Noninterest expenses
  Personnel                                              319       316       932      940
  Office occupancy and equipment                          74        80       214      238
  Data processing                                         37        32       103       97
  Federal insurance of accounts                            9        32       421       94
  Other                                                   90        83       289      313
                                                      ------    ------    ------   ------

      Total noninterest expenses                         529       543     1,959    1,682
                                                      ------    ------    ------   ------

      Income before income taxes                         224       160       284      370
      Provision for income taxes                          82        62       112      144
                                                      ------    ------    ------   ------


      Net income                                      $  142    $   98    $  172   $  226
                                                       =====     =====     =====    =====

Per common share:
Primary and fully diluted earnings                       .30       .19       .35      .52


                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)


                                                                         Nine Months Ended
                                                                              March 31
                                                                          ----------------
                                                                          1997       1996
Operating Activities                                                        (Unaudited)
   Net Income                                                            $  172   $   226
   Adjustments to Reconcile Net Income to Net Cash
     Provided by (used in) operating activities
     Provision for credit losses                                              0         0
     Provision for depreciation and amortization                             65        77
     Provision for Deferred Income Tax                                      (27)        0
     Loans Originated for Sale                                           (6,007)  (12,710)
     Proceeds from sales of loans originated for sale                     6,273    12,401
     Gain on Sale of Loans, from fees                                       (74)     (165)
     Gain on Sale of Real Estate                                              0         0
     Gain on Disposal of Property and Equipment                               0         0
     Net gain on sale of investments, available for sale                     39         0
     Net (increase) decrease in Other Assets                                (15)      101
     Net increase (decrease) in Other Liabilities                           278       244
                                                                        -------   -------
      Net cash provided by (used in) operating activities                   704       174

Investing activities
   Proceeds from sale of property and equipment                               0         0
   Proceeds from maturity of investments
     and interest-bearing deposits                                        2,458     2,273
  Proceeds from sale of available for sale investments                    3,300         0
   Purchase of investments and interest-bearing deposits                 (3,838)   (3,060)
  Purchase of available for sale investments                             (1,992)        0
   Proceeds from sale of foreclosed real estate                               0         0
   Purchase of foreclosed real estate                                         0         0
   Purchase of property and equipment                                       (44)      (37)
   Net (increase) decrease in loans                                      (4,167)    2,519
   Purchase of loans                                                        (22)        0
   Principal repayments on Mortgage Backed Securities                        81       124
                                                                        -------   -------
     Net cash provided by (used in) investing activities                 (4,224)    1,819
                                                                        -------   -------

Financing activities
   Curtailment of advances and other borrowings                          (2,500)   (2,000)
   Proceeds from advances and other borrowings                            3,500       200
   Net increase (decrease) in savings deposits                              868     2,806
  Proceeds from sale of stock                                                 0         0
   Purchase of stock for MSOP                                                 0      (388)
  Purchase of stock by ESOP                                                   0         0
  Repurchase of stock                                                      (341)     (466)
   Dividends paid                                                          (143)     (154)
                                                                        -------   -------
   Net cash used in financing activities                                  1,384      (  2)
                                                                        -------   -------

Increase (decrease) in cash and cash equivalents                         (2,136)    1,991

Cash and cash equivalents at beginning of period                          5,262       830
                                                                        -------   -------

Cash and cash equivalents at end of period                              $ 3,126   $ 2,821
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

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

On March 19, 1997, the Company received the necessary approval from the Office of Thrift Supervision ("OTS") to repurchase up to 5% (or 26,021 shares) of the Company's Common Stock prior to October 7, 1997.

NOTE 3 -- EARNINGS PER SHARE

Earnings per share have been determined by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during the period net of unallocated ESOP shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at March 31, 1997 and June 30, 1996
---------------------------------------------------------------------


Total assets increased $1.9 million or 2.81% from $67.0 million at June 30, 1996 to $68.9 million at March 31, 1997. Net loans receivable increased $4.2 million or 8.95% to $51.0 million at March 31, 1997 from $46.8 million at June 30, 1996 due primarily to an increase in mortgage loans added to the Bank's portfolio.


Interest-bearing deposits increased $1.4 million or 35.92% to $5.2 million at March 31, 1997 from $3.8 million at June 30, 1996 due mainly to an increase in cash available to invest in interest-bearing deposits. Cash and cash equivalents decreased $2.1 million or 40.59% from $5.3 million at June 30, 1996 to $3.1 million at March 31, 1997 due mainly to increased cash required to fund mortgage loans. Loans held for sale decreased $192,000 or 19.49% due to a decrease in loans originated to be sold.


There were no non-performing assets at March 31, 1997 and June 30, 1996. Classified assets totaled $860,000. All were classified as substandard. $314,000 were in Construction and Development loans and the remaining were on single family loans.


Deposits increased $869,000, or 1.51% from $57.6 million at June 30, 1996 to $58.5 million at March 31, 1997 due mainly to a increase in funds in certificates of deposits. Core deposits were $16.7 million or 28.43% of total savings.


At March 31, 1997, there were $1.0 million outstanding in advances from the Federal home Loan Bank of Atlanta. There were no advances outstanding on June 30, 1996. The advances were used to fund mortgage loan originations during the period.


Advances from borrowers for taxes and insurance increased $240,000 or 164.38% due to the accumulation of escrow for real estate taxes to be paid during the quarter ending June 30, 1997. Other accrued expenses increased $62,000 or 46.62% due to the accumulation of accruals for annual expenses due to be paid at the end of the fiscal year ending June 30, 1997.

Results of  Operations  for the three  months ended March 31, 1997 and March 31,
--------------------------------------------------------------------------------
1996
----

      Net Income Net income increased $44,000 or 44.89%, from $98,000 for the three months ended March 31, 1996 to $142,000 for the three months ended March 31, 1997. The increase in net income was due to increased net interest income offset by a decrease in noninterest income.

      Interest Income Interest income increased $115,000, or 9.38%, from $1.2 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. The increase was mainly a result of additional mortgage loans put in the Bank's portfolio and an increase in funds invested.

      Interest Expense Interest expense increased $9,000 or 1.37% from $655,000 for the three months ended March 31, 1996 to $664,000 for the three months ended March 31, 1997. The increase was due mainly to an increase in interest paid on borrowed funds offset by a decrease in interest paid on deposits.

      Net Interest Income Net interest income increased by $106,000 or 18.56% from $571,000 for the three months ended March 31, 1996 to $677,000 for the three months ended March 31, 1997 due mainly to additional interest earned on mortgage loans and investments.

      Provision for Credit Losses The Bank made no provision for credit losses for the three months ended March 31, 1997 and there was no provision for credit losses for the three months ended March 31, 1996. The allowance for credit losses is $194,000. Management reviews the Bank's loan portfolio and future additions may become necessary based upon changing economic conditions, increased loan portfolio or changes in the underlying collateral of the loan portfolio.

      Non-interest Income Non-interest income decreased by $56,000, or 42.42% from $132,000 for the three months ended March 31, 1996 to $76,000 for the three months ended March 31, 1997. This was mainly the result of a $51,000 reduction in income on loans sold in the secondary market for the three months ended March 31, 1997.

      Non-interest Expense Non-interest expense decreased by $14,000, or 2.57% from $543,000 for the three months ended March 31, 1996 to $529,000 for the three months ended March 31, 1997, mainly due to a reduction in Federal Deposit Insurance Premiums, decreased office occupancy and equipment expense offset by an increase in data processing expenses and other noninterest expenses.

      Provision for income taxes The provision for income taxes for the three months ended March 31, 1997 was $82,000 as compared to $62,000 for the three months ended March 31, 1996. The increase was due to increased pre-tax income.

Results of  Operations  for the nine  months  ended March 31, 1997 and March 31,
--------------------------------------------------------------------------------
1996
----

      Net Income Net income decreased $54,000 or 23.89%, from $226,000 for the nine months ended March 31, 1996 to $172,000 for the nine months ended March 31, 1997. The decrease was mainly due to the one time SAIF Special Assessment offset partially by increased interest earned on mortgage loans and investments.

      Interest Income Interest income increased $254,000, or 6.89%, from $3.7 million for the nine months ended March 31, 1996 to $3.9 million for the nine months ended March 31, 1997. The increase was mainly a result of additional mortgage loans put in the Bank's portfolio during the period and an increase in funds invested in mortgage-backed and related securities and other investments.

      Interest Expense Interest expense increased $5,000 or .25% for the nine months ended March 31, 1997. The increase was mainly the result of a decrease in the cost of deposits offset by an increase in funds borrowed.

      Net Interest Income Net interest income increased by $249,000 or 14.64%, from $1.7 million for the nine months ended March 31, 1996 to $2.0 million for the nine months ended March 31, 1997. This resulted mainly from an increase in the interest earned on mortgage loans, Mortgage Backed and related securities and other investments offset by a reduction in the cost of deposits.

      Provision for Credit Losses The Bank made no provision for credit losses for the nine months ended March 31, 1997 and there was no provision for credit losses for the nine months ended March 31, 1996. Management reviews the Bank's loan portfolio and future additions may become necessary based upon changing economic conditions, increased loan portfolio or changes in the underlying collateral of the loan portfolio.

      Non-interest Income Non-interest income decreased by $58,000 or 16.52% from $351,000 for the nine months ended March 31, 1996 to $293,000 for the nine months ended March 31, 1997. This resulted from a net gain of $39,000 on the sale of investments and a decrease of $92,000 in the gains on loans sold in the secondary market.

      Non-interest Expense Non-interest expense increased by $277,000, or 16.47% from $1.7 million for the nine months ended March 31, 1996 to $2.0 million for the nine months ended March 31, 1997, due mainly to the one time SAIF Special Assessment offset by a reduction in accounting treatment of personnel expenses and loan origination income pursuant to SFAS 91.

      Provision for income taxes The provision for income taxes for the nine months ended March 31, 1997 was $112,000 as compared to $144,000 for the nine months ended March 31, 1996. The decrease was due to decreased pre-tax income.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at March 31, 1997:


                                                                    Percent of
                                                                    ----------
                                                      Amount            Assets
                                                      ------            ------

            GAAP Capital....................          $7,672            11.05%
                                                       =====           ======

            Tangible Capital................          $7,672            11.05%
            Tangible Capital Requirement....           1,042             1.50%
                                                       -----            -----
            Excess..........................          $6,630             9.55%
                                                       =====            =====

            Core Capital....................          $7,672            11.05%
            Core Capital Requirement........           2,083             3.00%
                                                       -----            -----
            Excess..........................          $5,589             8.05%
                                                       =====            =====

            Total Risk-Based Capital........          $7,866            20.91%
            Risk-Based Capital Requirement..           3,010             8.00%
                                                       -----            -----
            Excess..........................          $4,856            12.91%
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

Liquidity, cont.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations required the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 9.24% at March 31, 1997 and 12.29% as of June 30, 1996.

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

Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately
 .657% of deposits held on March 31, 1995. The Savings Bank recorded a $355,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1,
1997,   deposit   insurance   assessments   for  SAIF  members  was  reduced  to
approximately .065% of deposits on an annual basis through the end of 1999. During this same period, BIF members were assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Savings Bank declined by approximately 70%.

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Not applicable.

            (b)   After the end of the quarter  under  report,  a Form 8-K (Item
                  7), dated April 18, 1997, was filed. The Form 8-K was filed to report third quarter earnings and the stock repurchase program.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                    SWVA Bancshares, Inc.


Date: May 14, 1997                  By:/s/ B.L. Rakes
                                       ----------------------------------------
                                    B. L. Rakes
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, and Director


Date: May 14, 1997                  By:/s/ Mary G. Staples
                                       ----------------------------------------
                                    Mary G. Staples
                                    Vice President/Treasurer
                                    Principal Accounting Officer