Form 10KSB
period 1997-06-30
SWVA BANCSHARES INC
filed 1997-09-26
CIK 925656

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1997

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Ac of 1934 (No fee required)

For the transition period from                 to
                               ---------------    ---------------

Commission File Number:  0-24674
                         -------

                              SWVA BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Virginia                                         54-1721629
-------------------------------------------------    ---------------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

      302 Second Street, S.W., Roanoke, Virginia                24011-1597
-------------------------------------------------    ---------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

                                 (540) 343-0135
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.  $5.7 million

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of September 9, 1997, was $8.2 million.

      As of September 9, 1997, the registrant had 510,984 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one)
Yes        No   X
    -----    -------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997.

2. Part III -- Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on October 7, 1997.

                                     PART I

Item 1.  Description of Business.

Business of the Company

      SWVA Bancshares, Inc. (the "Company") is a Virginia corporation organized in June of 1994 at the direction of Southwest Virginia Savings Bank, FSB (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On October 7, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. In connection with the Conversion, the Company issued 570,590 shares of its Common Stock, par value $.10 per share (the "Common Stock"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. At June 30, 1997, the Company had total assets of $70.8 million and stockholders' equity of $8.6 million.

      On August 14, 1995, the Company received the necessary approval from the Office of Thrift Supervision ("OTS") to repurchase up to 5% (or 28,529 shares) of the Company's Common Stock prior to October 7, 1995. The Company repurchased 27,400 shares of its Common Stock in the open market, at an aggregate purchase price of approximately $466,000. The amount repurchased represented approximately 4.8% of the Company's total shares outstanding prior to the repurchase.

      On June 14, 1996, the Company announced that its Board of Directors had authorized the Company to repurchase up to 5% (or 27,160 shares) of its outstanding common stock in the open market by October 7, 1996. The Company repurchased 22,756 shares of its Common Stock in the open market, at an aggregate purchase price of approximately $341,000. The amount repurchased represented approximately 4.2% of the Company's total shares outstanding prior to the repurchase.

      On March 19, 1997, the Company received the necessary approval from the Office of Thrift Supervision ("OTS") to repurchase up to 5% (or 26,021 shares) the Company's Common Stock prior to October 7, 1997. The Company repurchased 9,450 shares of its Common Stock in the open market, at an aggregate purchase
price  of   approximately   $154,000.   The   amount   repurchased   represented
approximately 1.8% of the Company's total shares outstanding prior to the repurchase.



Business of the Bank

      General. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate real estate loans on one- to four-family residences and, to a lesser extent, construction, multi-family and non-residential real estate loans, commercial loans and consumer loans. In addition, the Bank invests in investment securities and mortgage-backed securities. The Bank offers its customers both ARMs and fixed-rate mortgage loans. ARMs are originated for retention in the Bank's portfolio. In recent years, the Bank sold fixed rate mortgage loans upon origination in the secondary market. Depending on the level of prevailing interest rates, the Bank may retain fixed rate mortgage loans in its portfolio. Management of the Bank determines whether to retain fixed rate mortgage loans in its portfolio on the basis of whether the interest rate received on the loan would possibly be beneficial to the profitability of the Bank's loan portfolio over the average life of the loan. All consumer loans are retained in the Bank's portfolio.

      The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment and maturity of loans and investment and mortgage-backed securities. The Bank's primary sources of income are interest and fees on loans and investment and mortgage-backed securities and customer service fees and commissions. The Bank's primary expense is interest paid on deposits.

      Market Area. The Bank's primary market area consists of Roanoke County, the City of Salem, the City of Roanoke, and portions of Botetourt, Bedford, and Franklin Counties. The Bank regards this area as its "basic" lending area, but loans are also made in other adjoining counties.

      The Bank's main office is located at 302 Second Street, S.W., in the City of Roanoke, Virginia. The Bank has one branch office located in the City of Roanoke. The Bank has another branch and a loan production office located in Roanoke County, as well as branch offices in Vinton and Salem, Virginia.

      The Roanoke Valley is equidistant from New York and Atlanta, 230 miles south of Washington, D.C. and 250 miles west of the Port of Hampton Roads, Virginia. The population in the Roanoke Valley area has remained relatively stable over the past thirty years and was 269,100 according to the 1990 U.S. Census. The Roanoke Valley area enjoys a diversified economy comprised of services, retail, manufacturing, government offices, finance, insurance, real estate, wholesale trade, transportation, public utilities, construction, and agriculture.

      The outlying region of the Bank's market area is rural in nature and may represent limited opportunities for lending and investment growth which could adversely affect the Bank's ability to achieve asset growth. The Bank is the only savings bank headquartered in the Roanoke Valley area. This area is also served by branch offices of regional commercial banks.

Lending Activities

      General. The principal lending activity of the Bank is the origination of adjustable-rate mortgage loans, fixed rate mortgage loans and short-term loans secured by one- to four-family residences. These fixed-rate and adjustable rate loans are generally underwritten to conform to standards required for the sale of such loans in the secondary mortgage market. A majority of these loans are sold in the secondary market at the time of origination. The Bank also originates some nonconforming first mortgage loans to serve community needs which are retained in the Banks's portfolio. Adjustable-rate mortgage ("ARMs") loans comprised 65.15% of total loans outstanding on June 30, 1997. For the fiscal year ended June 30, 1997 adjustable-rate loans represented 34.65% of total mortgage loan originations. The Bank also originates nonresidential and multi-family real estate loans. To a much lesser extent, the Bank provides financing for construction loans, commercial loans, home equity loans, and consumer loans. Mortgage loans over $350,000 require approval of the Board of Directors. The Bank uses OTS guidelines as to loan limits. See "- Loans to One Borrower." The Bank will continue to strive to increase its consumer lending on a conservative basis. Consumer loans offer income enhancement through higher yields and shorter terms and tend to reprice on a more frequent basis than long-term mortgage loans. The Bank has made a limited amount of these types of loans on what management believes is a conservatively underwritten basis and intends to continue these types of lending to meet the area's credit needs as well as to provide the Bank with short-to intermediate-term investments. Consumer loans over $200,000 require approval of the Board of Directors. As of June 30, 1997, the Bank's total portfolio of loans (the "loan portfolio") was $52.9 million, of which $39.6 million, or 74.86%, was secured by one- to four-family residential real estate loans, $5.0 million or 9.41% was made up of multi-family residential loans, $2.5 million or 4.77% was secured by non-residential real estate and land loans, and $3.5 million or 6.69% were secured by construction loans. At June 30, 1997, the Bank had $2.3 million in consumer and other loans.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                        At June 30,
                                     -------------------------------------------------
                                             1997                        1996
                                            ------                      -----
                                      Amount      Percent         Amount       Percent
                                     --------     -------        -------       -------
                                               (Dollars in Thousands)
Mortgage loans
  Residential, one to four
    family....................       $39,587        74.86%       $37,191         76.00%
  Residential, multifamily....         4,976         9.41          3,114          6.36
  Nonresidential and land.....         2,523         4.77          2,759          5.64
  Construction................         3,536         6.69          3,663          7.49

Non-mortgage loans
  Consumer loans
    Secured personal..........           862         1.63            783          1.60
    Unsecured personal........            10         0.02             20          0.04
    Auto......................            53         0.10            116          0.24
    Home Improvement..........            37         0.07             73          0.15
    Equity line...............         1,050         1.99            911          1.86
    Other.....................            87         0.16            169          0.35
  Commercial
    Secured...................            35         0.06             98          0.20
    Unsecured.................           128         0.24             35          0.07
                                     -------      ------         -------       -------
      Total loans receivable..       $52,884       100.00%       $48,932        100.00%
                                                   ======                       ======

Less
  Deferred loan fees..........            93                         100
  Undisbursed loans in process         1,592                       1,881
  Allowance for credit losses.           217                         194
                                     -------                     -------
  Undisbursed loans in process       $50,982                     $46,757
                                      ======                      ======

      The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $9.8 million and $11.6 million, for the fiscal years ended June 30, 1997 and 1996, respectively. ARMs are shown as maturing based on contractual maturities.

                               Residential
                                   1-4         Multi-  Non-residential                 Consumer and
                             Real Estate(1)    Family    and Land        Construction     Other         Total
                             --------------   -------  ---------------   ------------  ------------    --------
                                                             (Dollars in Thousands)

Amounts Due:
Within 3 months ............    $     5       $     0     $     2          $ 1,829        $     6      $ 2,534
3 months to 1 Year .........         23             0         443            1,519             39        2,024
                                -------       -------     -------          -------        -------      -------
   Total due in one year or
    less....................         28             0         445            3,348            737        4,558
                                -------       -------     -------          -------        -------      -------

After 1 year:
  1 to 3 years .............        102             0          32              188            119          441
  3 to 5 years .............        405             0          81                0            174          660
  5 to 10 years ............      2,353           340         370                0            142        3,205
  10 to 20 years ...........     10,319         4,093       1,595                0          1,090       17,097
  Over 20 years ............     26,380           543           0                0              0       26,923
                                -------       -------     -------          -------        -------      -------
   Total due after one year      39,559         4,976       2,078              188          1,525       48,326
                                -------       -------     -------          -------        -------      -------
   Total amount due ........    $39,587       $ 4,976     $ 2,523          $ 3,536        $ 2,262      $52,884
                                =======       =======     =======          =======        =======      =======

Less:
Allowance for loan loss ....                                                                              217
Loans in process ...........                                                                            1,592
Deferred loan fees .........                                                                               93
                                                                                                      -------
  Loans receivable, net ....                                                                          $50,982
                                                                                                      =======




      One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. At June 30, 1997, the Bank had $39.6 million, or 74.86%, of its loan portfolio invested in these loans. The Bank also offers home equity lines of credit secured by one- to four-family residential properties which are discussed below under "-- Consumer and Other Loans." Management believes that this policy of focusing on one- to four-family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

      The Bank offers ARMs that adjust every year and have terms of up to 30 years. Generally, the interest rate adjustments on ARMs are based on the one year Treasury bill index. These ARMs have interest rate floors of 6%, so that the interest rate on such loans cannot adjust below such floors. However, during the fiscal year ended June 30, 1997, the Bank originated some ARMs at interest rates up to .50% below such floors, although the initial rates are not below the Bank's costs of funds and do not lead to negative amortization of the balance on such loans. The ARMs originated for the Bank's portfolio carry interest rate ceilings up to 5.00% above the initial interest rate on the loans. The Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers.

      The retention of ARMs in the Bank's portfolio greatly helps to reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks which could result from potential increased payments to the borrower as a result of the repricing of ARMs. It is possible that during periods of rapidly rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest cost to the borrower. Currently, the ARMs originated by the Bank provide for initial rates of interest less than the fully indexed rates that would prevail were the index used for repricing applied initially. These loans are subject to increased risk of delinquency or default when the higher, fully-indexed rate of interest subsequently comes into effect and replaces the lower initial rate.


      Generally, during periods of rising interest rates, the risk of default on ARMs is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. To help reduce such risk, the Bank qualifies loans above 80% loan-to-value at the maximum second year rate, as opposed to the original interest rate. ARMs may be made at up to 95% of the loan to value ratio. The Bank does not originate ARMs with negative amortization.

      The Bank also offers conventional fixed-rate mortgage loans with terms from 15 to 30 years. A majority of the 15 to 30 year fixed-rate mortgages are sold in the secondary mortgage market.

      Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. When the Bank makes a mortgage loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value.

      The loan-to-value ratio, maturity and other provisions of the residential real estate loans made by the Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. The Bank requires an independent appraisal, title insurance or an attorney's opinion, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by the Bank. The Bank reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate title in the loan transactions.

      While one- to four-family residential real estate loans are normally originated with 15-30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

      Multi-Family and Non-residential Real Estate Loans. The Bank in the past has originated non-residential real estate and multi-family loans; however, this type of lending represents a small portion of the Bank's lending activities. There were no non-residential real estate loans originated during the fiscal year ended June 30, 1997. During the same period, the bank originated $2.1 million in multi-family loans At June 30, 1997 outstanding non-residential real estate and multi-family loans amounted to $2.5 million and $5.0 million, respectively.

      Non-residential real estate loans consist of permanent loans secured by small office buildings, churches, shopping centers, and other non-residential buildings secured by properties. Non-residential real estate and multi-family secured loans are generally originated in amounts up to 75% of the appraised value of the property. Such appraised value is determined by an independent appraiser which has been previously approved by the Bank. Multi-family loans are generally secured by apartment buildings of 36 or fewer units.

      Non-residential   real  estate  and   multi-family   loans  are  generally
originated on an adjustable-rate basis with the interest rate adjusting annually. Some of these loans have an interest rate that is fixed for two to three years and then adjusts annually. The Bank also makes some fixed rate non-residential real estate and multi-family mortgages.

      Loans secured by multi-family and non-residential real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential and multi-family real estate is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains personal guarantees. Substantially all of the properties securing the Bank's non-residential and multi-family real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations. At June 30, 1997, the largest non-residential or multi-family real estate loan had a balance of $1.1 million and was secured by multi-family apartments and was performing. See "-- Loans to One Borrower."

      Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, involving non-residential and multi-family properties. These properties are located in the Bank's market area.

      Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence. Loans for speculative housing construction are made to area builders after a background check has been made. The Bank usually will have no more than four construction loans outstanding at any time to any single builder. Construction loans on one- to four-family properties are generally limited to a maximum loan-to-value ratio of 80% and have a maximum maturity of 12 months. Construction loans on non-residential and multi-family properties are generally limited to a maximum loan-to-value ratio of 75% and have a maximum maturity of 18 months. Loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a representative of the Bank. Accrued interest on loan disbursements is paid monthly. At June 30, 1997, the Bank had $1.3 million in construction loans outstanding to builders on a speculative basis, with $1.1 million in loans in process (funds being held for construction progress) outstanding and attributed to these loans.

      Construction loans to owners have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties except that the builder must qualify as an approved contractor by the Bank, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Bank against mechanics' liens or whose credit, financial statements and experience have been approved by the Bank. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At June 30, 1997, there was $819,000 outstanding in construction loans to owners with $469,000 outstanding in loans in process allocated to these projects. There were no construction loans originated on nonresidential and multi-family properties during the fiscal year ended June 30, 1997. The Bank originated $5.1 million in construction loans on one- to four-family properties during the fiscal year ended June 30, 1997.

      Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the number of construction loans outstanding at any time.

      Consumer and Other Loans. The Bank views consumer lending as an important component of its lending operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Bank has increased its consumer lending by marketing home equity loans to existing and potential customers. Regulations permit federally-chartered savings associations to make secured and unsecured consumer loans up to 35% of the Bank's assets. In addition, the Bank has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts.

      Consumer loans consist of personal secured and unsecured loans, automobile, boat and recreational vehicle loans, savings account loans, home improvement and home equity loans. As of June 30, 1997, these consumer loans totaled $2.1 million, or 3.97%, of the Bank's total loan portfolio.
The Bank makes fixed and adjustable rate consumer loans.

      The Bank also offers a home equity line of credit, which is a revolving line of credit secured by a first or second mortgage, and which is accessible to the customer by either writing a check or requesting an advance at a branch office of the Bank. The rate on such loans is adjustable monthly, based on the Wall Street Journal prime rate plus 1.5%, with a floor of 6% and a ceiling of 18%.

      The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

      The Bank is allowed to make secured and unsecured loans for nonresidential, corporate, business and agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents in amounts not exceeding 10% of the Bank's assets. Non-real estate commercial lending by the Bank has been limited. These loans have generally been made to building contractors and small business operations. Letters of credit have mostly been provided to contractors for use in land development. The letters of credit have generally been secured by real estate and contain personal guarantees of the principals of the borrowing entity.

      The aggregate amount of commercial business loans outstanding may not exceed 10% of the Bank's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. As of June 30, 1997, $163,000 or .30% of the Bank's loan portfolio was categorized as commercial business loans.

      Consumer and commercial loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer and commercial loans which are unsecured or secured by assets that depreciate rapidly, which in the case of consumer loans include automobiles, mobile homes, boats and recreational vehicles and in the case of commercial loans include business equipment, inventories and accounts receivable. In such cases, repossessed collateral for a defaulted consumer or commercial loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles or business equipment may be significantly reduced based upon the condition of the collateral and the lack of demand for used automobiles or business equipment.

      Loan Solicitation, Approval and Processing. The Bank's sources of mortgage loan applications are referrals from existing or past customers, real estate brokers, call-in and walk-in customers, builders and also are the result of advertising.

      Any mortgage or construction loan up to $250,000 is reviewed and approved by the Management Loan Committee. Any mortgage or construction loan over $250,000 up to $350,000 is reviewed and approved by the Board of Directors' Loan Committee. The Board of Directors' Loan Committee reviews loans in excess of $350,000 to be submitted to the Board of Directors for its approval.

      Consumer and commercial loans may be approved by two officers for unsecured loans up to $25,000 and for secured loans up to $100,000. The maximum consumer or commercial loan to be approved by the Board of Directors Loan Committee is $200,000 with any loans exceeding that amount requiring Board of Directors approval.

      The Bank uses independent fee appraisers on all real estate related transactions. Each fee appraiser used must be state licensed or certified and approved by the Bank's Board of Directors. It is the Bank's policy to obtain title insurance or an attorney's opinion and certification of title and fire and casualty insurance for all mortgage loans. Flood insurance is required for properties located in flood zones.

      Loan Originations, Purchase, Sales and Repayments. The following table sets forth the Bank's loan originations, sales, and principal repayments for the periods indicated.

                                              Year Ended June 30,
                                         -----------------------------
                                             1997             1996
                                         -----------        ----------
                                                 (In Thousands)
Total gross loans receivable at
  beginning of period...............      $  48,932        $  52,491

Loans originated:
  One- to four-family residential...         19,176           23,340
  Multi-family residential..........          2,102                0
  Non-residential and land..........              0                0
  Construction loans................          5,108            4,382
  Consumer loans....................          1,006            1,373
                                          ---------        ---------
    Total loans originated..........         27,392           29,095
                                          ---------        ---------

Loans purchased:
  One- to four-family residential...             11                0
  Multi-family residential..........              0                0
  Non-residential and land..........             11                0
                                          ---------        ---------
  Total loans purchased.............             22                0
                                          ---------        ---------

Loans sold..........................         10,071           19,601
                                          ---------        ---------

Other loan activity:
  Loan principal repayments.........         (9,780)         (11,673)
  Other (net).......................         (3,611)          (1,450)
                                          ---------        ---------
  Net other loan activity...........        (13,391)         (13,123)
                                          ---------        ---------

  Total gross loans receivable at
    end of period...................      $  52,884        $  48,932
                                          =========        =========


      Loan Purchases and Sales. Prior to 1990 the Bank's loan sales were insignificant. Any loans sold were individual loans with other financial institutions. The Bank began originating loans to sell in the secondary market in 1990. In March 1992, the Bank opened a loan production office separate from its banking facilities to concentrate more activity for loan sales in the secondary market. The Bank originates mostly fixed-rate loans for sale in the secondary market. These loans include 15 to 30 year, 80% loan-to-value conventional loans (the portion of the loans above 80% are insured with private mortgage insurance), Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans. The Bank uses standard Federal Home Loan Mortgage Corporation("FHLMC")/Federal National Mortgage Association ("FNMA") documentation for its conventional loans. During the fiscal year ended June 30, 1997, the Bank sold a total of $10.1 million of mortgage loans.

      Currently, the Bank sells loans to other lenders who sell directly to FHLMC, FNMA and Government National Mortgage Association ("GNMA"). The Bank sells the majority of its loans with servicing released. These loans are sold without recourse.

      During the fiscal year ended June 30, 1997, the Bank purchased loans in the amount of $22,000.

      Loan Commitments. The Bank issues loan commitments for 60 days or less. No points are normally charged for these commitments. The Bank will consider extended commitment periods and may charge fees based on the length and type of commitment. At June 30, 1997, the Bank had $3.0 million of commitments to finance real estate acquisitions and construction and had contracted to sell $1.1 million of such loans.

      Loan Processing and Servicing Fees. In addition to interest earned on loans, the Bank recognizes fees and service charges which consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Bank recognized loan servicing fees of $45,000 for the fiscal year ended June 30, 1997. As of June 30, 1997, the Bank had $14,000 of loan fees deferred under GAAP. As of June 30, 1997, loans serviced for the Virginia Housing Development Authority ("VHDA") totalled $583,000 and loans serviced for FHLMC totalled $379,000.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $1.2 million as of June 30, 1997.

      The Bank's largest group of loans to one borrower at June 30, 1997 was $1.2 million which consisted of loans secured by single family homes, developed building lots, land and a mobile home park. The second largest group of loans to one borrower was $1.1 million which consisted of loans secured by single family homes, both completed and under construction, and developed building lots. The next largest group of loans to one borrower was $1.1 million which consisted of loans secured by single family homes and apartments.

      Loan Delinquencies. Loans past due more than 90 days are individually examined for potential losses and the ultimate collectibility of funds due. Loans are deemed to have no loss exposure if the value of the property securing the loan exceeds the receivable balance on the loan or collection is probable. Such loans are kept on an accruing status pending monthly review. Loans that are deemed to contain a potential loss exposure to the Bank are placed on non-accrual status by the Bank and all interest past due on such loans is reserved. Specific reserves are established to recognize losses on non-accruing loans on a case-by-case basis.

      Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of fair value or cost. Valuations are periodically performed by management and subsequent charges to income are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.

      Non-Performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent but on which the Bank is accruing interest at the dates indicated. At June 30, 1997, the Bank had one loan accounted for on a non-accrual basis and no restructured loans within the meaning of SFAS 15.

                                                                                    At June 30,
                                                                                  --------------
                                                                                   1997    1996
                                                                                  --------------
                                                                                  (In Thousands)

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by one-to four- family dwelling units.................   $  0    $  0
  All other mortgage loans .....................................................      0       0
                                                                                   ----    ----
Total ..........................................................................   $  0    $  0
                                                                                   ====    ====
Total accruing loans past due 90 days or more ..................................   $  0    $  0
                                                                                   ----    ----
Foreclosed real estate .........................................................   $  0    $  0
                                                                                   ----    ----
Total non-performing assets ....................................................   $ 60    $  0
                                                                                   ====    ====
Total  non-performing  loans  past  due 90  days or more to total loans.........    .12%    .00%
Total non-performing loans past due 90 days or more to total assets.............    .08%    .00%
                                                                                   ====    ====
Total non-performing assets to total assets ....................................    .08%    .00%
                                                                                   ====    ====



      Classified Assets. The Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific provision for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may recommend the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. At June 30, 1997 the Bank had a general credit loss allowance of $217,000.

      On June 30, 1997, the Bank had approximately $548,000 of problem loans, $519,000 of which were reported as "Substandard." All of these were on one- to four-family residential loans. $23,000 of a loan on a duplex loan in the amount of $46,000 was reported as "doubtful" and one $6,000 letter of credit secured by one- to four-family residential loan was classified as "loss".

      The following table provides further information regarding the Bank's classified assets and allowances for credit losses at June 30, 1997.


                                                (In Thousands)

                  Special Mention................  $       0
                  Substandard....................    519,000
                  Doubtful assets................     23,000
                  Loss assets....................      6,000
                  General loss allowance.........    217,000
                  Specific loss allowance........          0
                  Charge-offs....................          0



      Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of the cost or fair value. The Bank held no foreclosed real estate at June 30, 1997.

      Allowances for Credit Losses. The Bank provides valuation allowances for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for credit losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The allowance for credit losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

      The following table sets forth the Bank's allowance for credit losses and related ratios.


                                                                   At June 30,
                                                             ----------------------
                                                                 1997       1996
                                                             ----------------------
                                                             (Dollars in Thousands)

Total loans ................................................   $52,884    $48,932
                                                               =======    =======

Allowance balances (at beginning of period) ................   $   194    $   194
Provision ..................................................        23          0
Net Charge-offs ............................................         0          0
                                                               -------    -------
Allowance balance (at end of period) .......................   $   217    $   194
                                                               =======    =======
Allowance for credit losses as a percentage of total lons...       .41%       .40%


      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                At June 30,
                             -------------------------------------------------
                                    1997                     1996
                             -------------------------------------------------
                                        Percent of                Percent of
                                       Loans in Each            Loans in Each
                                        Category to              Category to
                             Amount     Total Loans     Amount   Total Loans
                             -------------------------------------------------
                                           (Dollars in Thousands)
Residential, one-four family  $  87        74.86%        $ 49        76.00%
Residential, multifamily ...     50         9.41           50         6.36
Nonresidential and land ....     46         4.77           39         5.64
Construction ...............     13         6.69           39         7.49
Consumer ...................     15         3.97           13         4.24
Commercial .................      6         0.30            4         0.27
                               ----       ------         ----       ------
                               $217       100.00%        $194       100.00%
                               ====       ======         ====       ======


Investment and Mortgage-backed Securities Activities

      Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At June 30, 1997, the Bank had an investment securities portfolio of approximately $15.8 million, consisting primarily of U.S. government and agency obligations, interest bearing deposits, FHLB stock, and marketable equity securities. The Bank will continue to seek high quality investment securities with short to intermediate maturities from one to five years for liquidity purposes. The Bank seeks high quality investment securities up to 30 years in maturity.

      Effective July 1, 1994, the Bank adopted Financial Accounting Standards Board Statement 115 ("FASB 115"), "Accounting for certain Investments in Debt and Equity Securities," which resulted in the reclassification of investment securities and mortgage-backed securities into those which are available for sale and those which are intended to be held to maturity. The unrealized gain or loss on the securities classified as available for sale, along with those of the marketable equity securities, are recognized, net of the expected income tax effect, as a separate component of retained earnings.

      The Financial Accounting Standards Board (FASB) voted to allow each institution to reconsider the classification of investments per FASB 115 after November 15, 1995 and before the presentation of the December 31, 1995 financial reports, without "tainting" any assets which remained in that category. During this period, the Bank removed $1.2 million from "held to maturity" and reclassified them to the "available for sale" category.

      Beginning in 1992, the Bank expanded its investment portfolio to incorporate ARM Mutual Funds, primarily short-term investments. These funds, which primarily invest in adjustable rate mortgage-backed securities, are available for sale and marked to market at the end of each month with all adjustments in value reported to the Board of Directors monthly. At June 30, 1997, the Bank had $1.0 million or 6.36% of its investment portfolio in the ARM Mutual Funds.


      Mortgage-backed Securities. The Bank has in the past purchased mortgage-backed securities guaranteed by participation certificates issued by the FHLMC and secured by interests in pools of conventional mortgages originated by the Bank. These mortgage backed securities are classified as "held to maturity".

      Mortgage-backed securities are secured by interest in pools of conventional mortgages or government backed mortgage loans originated by other mortgage lenders. The Bank may purchase mortgage-backed securities from FNMA, GNMA and FHLMC and generally classifies them as "available for sale". During the year ended June 30, 1997, the Bank purchased $2.0 million in FNMA mortgage-backed securities.

      Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

      As of June 30, 1997, mortgage-backed securities amounted to $2.3 million or 3.27% of total assets.

Investment and Mortgage-Backed Securities Portfolio

      The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, FHLB stock, and mortgage backed and related securities at the dates indicated. At June 30, 1997, the fair value of the Bank's investment portfolio was $9.1 million.

                                                                  1997                  1996
                                                          -------------------  ------------------
                                                          Amortized    Fair    Amortized   Fair
                                                             Cost      Value     Cost      Value
                                                          ----------  -------  ---------- -------
                                                                  (Dollars in Thousands)
Available for sale securities:
  Mutual Fund - AMF Adjustable Rate Securities Portfolio   $ 1,007   $ 1,006   $ 5,256   $ 5,215
  FHLB bond ............................................     5,750     5,751     1,245     1,222
  Federal Home Loan Bank of
    Atlanta Stock ......................................       961       961       961       961
  FNMA mortgage-backed securities ......................     1,946     1,991         0         0
  Financial Institution Insurance
    Group, LTD Stock ...................................        00        00        50        98
                                                           -------   -------   -------   -------
                                                             9,664     9,709     7,512     7,496
                                                           -------   -------   -------   -------
Held to maturity securities:
  Interest-bearing deposits (1) ........................     6,003     6,038     8,253     8,253
  FHLMC participation certificates .....................       365       374       433       445
                                                           -------   -------   -------   -------
                                                             6,074     6,412     8,696     8,698
                                                           -------   -------   -------   -------


                  Total investment securities ..........   $16,067   $16,121   $16,208   $16,194
                                                           =======   =======   =======   =======


---------------------
(1) Includes time and overnight deposits which are also cash equivalents.


      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at June 30, 1997.

                                   One Year or Less       One to Five Years   More than Five Years    Total Investment Portfolio
                                 ---------------------   -------------------  --------------------   -----------------------------
                                 Amortized     Average   Amortized   Average   Amortized   Average   Amortized   Average    Fair
                                    Cost        Yield      Cost       Yield      Cost       Yield      Cost       Yield     Value
                                 ----------   --------   ---------   -------  ----------  --------   ----------  --------  -------
                                                        (Dollars in Thousands)

Interest-bearing deposits.......   $ 5,742       6.03%   $   296       6.33%   $     0          0%   $ 6,038       6.05%   $ 6,038
Federal agency
  obligations ..................         0          0      1,245       5.45      4,505       7.80      5,750       7.33      5,751
Mortgage-backed
  securities ...................         0          0          0          0      2,311       8.00      2,311       8.00      2,365
Mutual fund - AMF
  Adjustable Rate
  securities portfolio .........     1,007       6.06          0          0          0          0      1,007       6.06      1,006
FHLB Stock .....................       961       7.24          0          0          0          0        961       7.24        961
Other securities ...............         0          0          0          0          0          0          0          0          0
                                   -------    -------    -------    -------    -------    -------    -------       ----    -------
  Total ........................   $ 7,710       6.18%   $ 1,541       5.62%   $ 6,816       7.87%   $16,067       6.86%   $16,121
                                   =======    =======    =======    =======    =======    =======    =======       ====    =======

Sources of Funds

   General. The major source of the Bank's funds for lending and other investment purposes are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank has also utilized advances from the FHLB of Atlanta.

   Deposits. Customer deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, regular savings, money market deposit accounts, term certificate accounts, individual retirement accounts ("IRAs") with fixed and variable rates of interest and club accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate.

   The interest rates paid by the Bank on deposits are set at the direction of the asset/liability committee which consists of senior management. The interest rates on deposit account products are determined by evaluating the following factors: (i) the Bank's anticipated need for cash and the timing of that desired cash flow; (ii) the interest rates offered by other local financial institutions, and the degree of competition the Bank wishes to maintain; (iii) the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and (iv) the Bank's anticipation of future economic conditions and related interest rates.

   The Bank relies primarily on its service and longstanding relationship with customers to obtain deposits and does not accept brokered deposits. It is not the general policy of the Bank to offer premiums to attract deposits. It is the intent of the Bank's management to increase deposits through advertising and marketing. Products emphasized are checking accounts and certificates of deposit.

   Noninterest-bearing demand deposit accounts, NOW accounts, money market accounts, regular savings and club accounts constituted $15.7 million, or 27.11% of the Bank's deposit portfolio at June 30, 1997. At that date, certificates of deposit constituted $42.2 million or 72.89% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more, which constituted $5.1 million or 8.84% of the deposit portfolio. The Bank generally negotiates retail rates for certificates of deposit of $95,000 or more.

   The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category presented.

                                                                    At June 30,
                                       -------------------------------------------------------------------

                                                   1997                                  1996
                                       --------------------------------   --------------------------------
                                                              Weighted                           Weighted
                                                   Percent     Average                  Percent   Average
                                                   of Total    Nominal                  of Total  Nominal
                                        Amount     Deposits     Rate       Amount       Deposits    Rate
                                       -------     --------   --------    --------     ---------- --------
                                                              (Dollars in Thousands)
Demand accounts:
  Noninterest-bearing demand deposit   $   739        1.28%        0 %    $    791         1.37%      0 %
  NOW ..............................     4,118        7.11      2.15         5,467         9.48    2.15
  Money market .....................     3,477        6.00      2.96         3,607         6.26    2.96
  Regular savings ..................     7,305       12.61      3.00         7,319        12.70    3.00
  Club .............................        66        0.11      2.00            65         0.11    2.00
                                       -------      ------      ----       -------      ------     ----
     Total .........................    15,705       27.11                  17,249        29.92
                                       -------      ------                 -------      ------

  Certificate accounts:
  Fixed rates of interest:
     7 to 91 days ..................        77        0.13      3.00           115         .20     3.00
     Over 91 to 180 days ...........     3,756        6.49      4.63         5,091        8.83     4.56
     Over 181 to 365 days ..........    12,980       22.40      5.13        14,679       25.47     5.30
     Over 1 year to 3 years ........    10,220       17.64      5.16         8,517       14.78     5.18
     Over 3 years and up ...........       468         .81      5.03           945        1.64     5.13
     Other .........................     5,860       10.11      3.57         3,869        6.71     4.65
Variable rates of interest
     Up to 1 year ..................         0           0         0             0           0        0
     Over 1 year ...................     6,370       11.00      6.19         6,144       10.66     5.92
Negotiable rate ....................     2,497        4.31      5.11         1,034        1.79     5.09
                                       -------      ------      ----       -------      ------     ----
         Total .....................    42,228       72.89                  40,394       70.08
                                       -------      ------      ----       -------      ------     ----
         Total deposits ............   $57,933      100.00%     4.58%      $57,643      100.00%    4.22 %
                                       =======      ======      ====       =======      ======     ====


      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated.


                                    As of June 30,
                               ----------------------
                                   1997        1996
                               ----------------------
                                   (In Thousands)
Interest Rate:
3.00-4.00%.................      $   109     $   407
4.01-5.00%.................       14,116      13,147
5.01-6.00%.................       21,430      26,702
6.01-7.00%.................        6,570         135
7.01-8.00%.................            3           3
                                 -------     -------
  Total....................      $42,228     $40,394
                                 =======     =======

      The following table sets forth the amount and maturities of time deposits at June 30, 1997.

                                          Amount Due
                  ------------------------------------------------------------
                                                           After
                    June 30,     June 30,     June 30,    June 30,
                      1998         1999         2000        2001      Total
                  ------------------------------------------------------------
                                         (In Thousands)

3.00-4.00%........   $   109      $    0        $  0        $  0     $   109
4.01-5.00%........    13,880         236           0           0      14,116
5.01-6.00%........    19,141       1,884         295         110      21,430
6.01-7.00%........     4,810       1,560         200           0       6,570
7.01-8.00%........         0           3           0           0           3
                     -------      ------        ----        ----     -------
  Total...........   $37,940      $3,683        $495        $110     $42,228
                     =======      ======        ====        ====     =======





      The following table indicates the amount of the Bank's certificates of deposit and other time deposits $100,000 or more by time remaining until maturity as of June 30, 1997.

                                     Certificates
                                     of Deposits
                                   --------------
                                   (In Thousands)


          Within three months......    $1,166
          Three through six months.     1,279
          Six through twelve months     1,954
          Over twelve months.......       722
                                       ------
                                       $5,121
                                       ======


      The following table presents the deposit activity of the Bank for the periods indicated.

                             Year Ended June 30,
                            --------------------
                               1997       1996
                            ---------   --------
                               (In Thousands)

Net increase (decrease)
  before interest credited   $(1,680)   $ 1,253
Interest credited ........     1,970      1,748
                             -------    -------
Net increase (decrease)
  in savings deposits ....   $   290    $ 3,001
                             =======    =======


      Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may also obtain advances from the FHLB of

Atlanta to supplement its supply of lendable funds and to use for investment activities. Advances from the FHLB of Atlanta would typically be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1997, the Bank had $3.5 million in outstanding advances from FHLB. The Bank had a $850,000 note payable due to the Company at June 30, 1997.

Competition

      The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition for deposits comes primarily from numerous credit unions, commercial banks and savings institutions with offices in the Bank's market area. Competition for loans comes primarily from branches of commercial banks and mortgage companies that operate in the areas which comprise the Bank's primary market area. Due to their size, many of the Bank's competitors possess greater financial and marketing resources. The Bank competes for savings accounts by offering depositors competitive interest rates and a high level of personal service. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and contractors.

      Thrift institutions can offer a wide range of services to the public, such as demand deposits, trust services and consumer and commercial lending. These factors, combined with increasingly sophisticated depositors, have dramatically increased competition for savings dollars among thrift institutions and other types of investment entities, as well as with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms compete in the market for financial services.

Subsidiary Activity

      The Bank is  permitted  to  invest up to 2% of its  assets in the  capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 1997, the Bank was authorized to invest up to approximately $1.4 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of June 30, 1997, the net book value of the Bank's investment in its service corporation was approximately $13,000.

      The Bank has one subsidiary, Southwest Virginia Service Corporation, Inc. which was incorporated in 1975 in the Commonwealth of Virginia and is engaged in the sale of annuities. The service corporation previously offered credit life and disability insurance to the borrowers of the Bank. The income from this subsidiary was $1,000 for the fiscal year ended June 30, 1997.

Employees

      As of June 30, 1997, the Bank had 30 full-time employees and one part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

      Set forth below is a brief description of certain laws which are related to the regulation of the Company and the Bank. The following description does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

      Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

      Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

      Federal Securities Law. The Company is subject to filing and reporting requirement by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors, and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Bank Regulation

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("FRB").

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the U.S. Congress could have a material adverse impact on the Company, the Bank, and their operations.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, The Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Effective September 30,1995, the FDIC lowered the insurance premium of BIF insured deposits to a range of between 0.04% and 0.31% of deposits with the result that most commercial banks would pay the lowest rate of 0.04%. Effective January 1, 1996, the annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

     Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately .657% of deposits held on March 31, 1995. The Savings Bank recorded a $355,000 pre-tax expense for this assessment at September 30 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members was reduced to approximately
 .065% of deposits on an annual basis through the end of 1999. During this same period, BIF members were assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

      Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Bank's OTS assessment expense for the fiscal year ended June 30, 1997 totalled approximately $24,000.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights ("PMSRs") valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifing intangible assets.

      The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition. In the future, other savings associations may be required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS may assess the quality of risk management and the level of risk in each savings association on a case-by-case basis.

      The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

      In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an association with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an association will be required to maintain additional capital in order to comply with the risk-based capital requirement. An association with a greater than "normal" interest rate risk is defined as an association that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an association's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an association's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an association's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that the OTS would waive the capital deductions for associations with a greater than "normal" risk until the OTS publishes an appeals process. The OTS has indicated that no savings association will be required to make deductions from capital for interest rate risk until further notice.

      The Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1997. See Note 13 to the Notes to the Consolidated Financial Statements.

      Prompt Corrective Action. Legislation requires the banking regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0% In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

      Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of June 30, 1997, the Bank was in compliance with its QTL requirement with 75.29% of its assets invested in QTIs. No assurances can be given that the Bank will be able to maintain this level of QTIs or that the QTIs will remain above 65% of portfolio assets.

      A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The OTS evaluates an institution's CRA performance utilizing a four-tiered system. The Bank received a "satisfactory" rating as a result of its last evaluation in January, 1997.

      Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

      Branching by Federal Savings Associations. Through its Policy Statement on Branching by Federal Savings Associations, the OTS permits interstate branching to the full extent permitted by statute (which is essentially unlimited). However, the OTS will evaluate a branching applicant's record of compliance with the CRA. A poor CRA record may be the basis for denial of a branching application.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1997, the required liquid asset ratio was 5.00%.

      Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations) and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a maximum remaining term of 24 months). Monetary penalties may be imposed upon associations for violations of liquidity requirements.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, the Bank had $961,000 in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Atlanta to the Bank totalled approximately $70,000.

      Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and

Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1997, the Bank met the FRB reserve requirements.

      Savings associations have authority to borrow from the FRB "discount window," but FRB policy generally requires savings associations to exhaust all FHLB sources before borrowing from the FRB.
The Bank had no borrowings from the FRB at June 30, 1997.

      Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

Executive Officers of the Company

      The following individuals hold the executive offices in the Company set forth below opposite their names.


   Name              Age (1)   Positions Held With the Company
   ----              -------   -------------------------------

   B.L. Rakes          64      Director and President

   Barbara C. Weddle   60      Director, Senior Vice President and Secretary

   Mary G. Staples     43      Controller/Treasurer


------------------------
(1)   At June 30, 1997.

      The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

      Since the formation of the Company, none of the executive officers have received remuneration from the Company.

Biographical Information

      The principal occupation of each executive officer of the Company is set forth below. All executive officers have held their present positions with the Company since June 1994 and have been employed by the Bank in the same capacities for at least five years.

      B. L. Rakes has been President, Chief Executive Officer and Chief Financial Officer of the Bank since 1977 and has been employed by the Bank since 1959. He served as Vice President and Treasurer from 1973 to 1977, and as Secretary from 1974 to 1977. He is a member and past President of the Rotary Club of Roanoke and an arbitrator for the Roanoke Better Business Bureau.

      Barbara C. Weddle has been Senior Vice President of the Bank since 1985, in which capacity she oversees the savings, accounting and personnel departments. She has served as Secretary of the Bank since 1977. She has been employed by the Bank since 1965 in various capacities and served as a Vice President from 1977 until 1985.

      Mary G. Staples has been Vice President of Operations for the Bank since 1997. She has served as Controller/Treasurer since 1990. She has been employed by the Bank since 1972 in various capacities.

Item 2. Description of Property.

      (a)  Properties.

      The Bank conducts its business through a main office, four branch offices and one loan origination office. The Bank believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank. The following table provides information regarding the Bank's offices as of June 30, 1997.


                                    ORIGINAL DATE
                                      LEASED OR     OWNED OR
              LOCATION                ACQUIRED       LEASED
              --------              --------------  --------

              MAIN OFFICE
              -----------
              302 Second Street
              Roanoke, VA (2)           1970          OWN


              BRANCH OFFICES:
              --------------
              1006 Hardy Road
              Vinton, VA (3)            1992          OWN

              2133 Electric Road
              Roanoke, VA               1977          OWN

              1611 Hershberger Road
              Roanoke, VA               1979          OWN

              40 W. Main Street
              Salem, VA                 1981          OWN


              LOAN PRODUCTION OFFICE
              ----------------------
              Building D, Suite 101
              2847 Penn Forest Blvd
              Roanoke, VA (4)           1993        LEASE(1)



------------------
(1)   Lease date - December 1, 1996.
      Lease Termination Date - November 30, 1999.

(2) Bank chartered as Southwest Virginia Building & Loan in 1927 at another location in the City of Roanoke.
(3) Branch office originally opened in 1965 at another location in the Town of Vinton.
(4) Loan production office originally opened in 1992 in another leased building in the same area.

      The Bank obtains rental income through the leasing of space in its main office building. During the fiscal year ended June 30, 1997, such rental income was $98,000.

      In the opinion of the management of the Bank, the properties listed above are adequately covered by insurance.

      (b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income.

            (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business -- Lending Activities," "Item 1. Description of Business -- Regulation -- Bank Regulation" and "Item 2. Description of Property -- (a) Properties" above.

            (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business -- Lending Activities" and "Item 1. Description of Business -- Regulation -- Bank Regulation."

            (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business -- Lending Activities," "Item 1. Description of Business -- Regulation -- Bank Regulation" and "Item 1. Description of Business -- Subsidiary Activity."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.

Item 3. Legal Proceedings.

      The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank or the Company.

Item  4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

Item  5.  Market for Common Equity and Related Stockholder Matters.

      The information contained under the section captioned "Stock Price Information" on pages 1 and 2 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation.

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-10 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements.

      Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.
                                                                          PAGE
                                                                          ----
Report of Independent Auditors.....................................         14

Statement of Financial Condition as of the Fiscal Years Ended
  June 30, 1997 and 1996...........................................         15

Statement of Operations for the Fiscal Years Ended
  June 30, 1997, 1996 and 1995.....................................         17

Statement of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 30, 1997, 1996 and 1995..........         16

Statement of Cash Flows for the Fiscal Years
  Ended June 30, 1997, 1996 and 1995...............................         18

Notes to Financial Statements......................................         20

      The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on October 7, 1997 (the "Proxy Statement") is incorporated herein by reference.

      Additional information concerning executive officers is included in this report under "Item 1. -- Description of Business -- Executive Officers of the Company" and included in the Proxy Statement in the section captioned "Filing of Beneficial Ownership Reports."

Item 10.  Executive Compensation.

      The information contained in the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the chart in the section captioned "Voting Securities and Principal Holders Thereof" and to the first chart in the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

      (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K.

      (a)   Exhibits

             3.1  Articles of Incorporation of SWVA Bancshares, Inc.*
             3.2  Bylaws of SWVA Bancshares, Inc.*
            10.1  Employment Agreement with B.L. Rakes
            10.2  Supplemental Executive Retirement Plan for B.L. Rakes**
            10.3  Supplemental Executive Retirement Plan for Barbara C. Weddle**
            10.4  1994 Stock Option Plan
            10.5  Management Stock Bonus Plan
            13    Annual Report to  Stockholders  for the fiscal year ended June
                  30, 1997
            21    Subsidiaries of the Company**
            23    Consent of Cherry Bekaert & Holland L.L.P.
            27    Financial Data Schedule

---------------------------
* Pursuant to Rule 12b-32 under the General Rules and Regulations of the 1934 Act, these documents are incorporated herein by reference to the Registrant's Form S-1 Registration Statement No. 33-80434 filed with the SEC on June 17, 1994 (See Exhibits 3.1, 3.2, and 10).
** Incorporated herein by reference to the Registrant's Form 10-KSB filed with the SEC for the fiscal year ended June 30, 1995.

      (b) In the last quarter of the fiscal year ended June 30, 1997, a report on Form 8-K was filed by the Registrant with the SEC dated April 18, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SWVA BANCSHARES, INC.



                                    By:   /s/ B.L. Rakes
                                          --------------------------------------
                                          B.L. Rakes
                                          President, Chief Executive Officer,
                                           Chief Financial Officer, and Director
                                          (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 26, 1997.




/s/ Barbara C. Weddle                     /s/ B.L. Rakes
-----------------------------------       -------------------------------------
Barbara C. Weddle                         B.L. Rakes
Senior Vice President and Secretary       President, Chief Executive Officer,
                                          Chief Financial Officer, and Director
                                          (Principal Executive and Financial
                                             Officer)


/s/ Mary G. Staples                       /s/ John L. Hart
-----------------------------------       -------------------------------------
Mary G. Staples                           John L. Hart
Principal Accounting Officer              Chairman of the Board



/s/ F. Courtney Hoge                      /s/ James H. Brock
-----------------------------------       -------------------------------------
F. Courtney Hoge                          James H. Brock
Director                                  Director



/s/ Glen C. Combs                         /s/ Michael M. Kessler
-----------------------------------       -------------------------------------
Glen C. Combs                             Michael M. Kessler
Director                                  Director