Form 10QSB
period 1997-09-30
SWVA BANCSHARES INC
filed 1997-11-14
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to
                               --------------      -----------------



                Commission File Number             0-24674
                                               ---------------

                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                                54-1721629
--------------------                                    --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

302 Second Street, SW, Roanoke Virginia                      24011-1597
---------------------------------------                    --------------
(Address of Principal executive offices)                     (Zip Code )

Registrant's telephone number, including area code         (540) 343-0135
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

Yes    X      No
     ----         -------


The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997: $0.10 par value - 510,984 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
     -------     -------

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                      INDEX

================================================================================



PART I.           FINANCIAL INFORMATION                                 PAGE
                  =====================                                 ====


Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 1997 and June 30, 1997
                  (unaudited)                                               1

                  Consolidated Statements of Income for the
                  Three Months Ended September 30, 1997 and
                  September 30, 1996 (unaudited)                            2

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 1997 and
                  September 30, 1996 (unaudited)                            3

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                      4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       5


PART II.          OTHER INFORMATION                                        10
                  =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets                    Sept 30      June 30
                                                               --------------------
                                                                 1997         1997
                                                               --------------------
                                                                    (Unaudited)

Cash and cash equivalents                                      $  4,550    $  1,276
Interest-bearing deposits                                         6,176       5,304
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                               358         365
  Available for Sale, at fair value                               8,229       8,748
  Restricted at cost                                                961         961
Loans held for sale                                                 533         727
Loans receivable, net                                            48,990      50,982
Property and equipment, net                                       1,644       1,666
Accrued interest receivable                                         487         437
Prepaid expenses and other assets                                   259         287
                                                               --------    --------

    Total assets                                               $ 72,187    $ 70,753
                                                               ========    ========


                      Liabilities and Stockholders' Equity

Deposits                                                       $ 58,650    $ 57,933
Advances Federal Home Loan Bank                                   4,500       3,500
Advances from borrowers
  for taxes and insurance                                           436         205
Other liabilities and deferred income                               418         513
                                                               --------    --------

    Total liabilities                                            64,004      62,151
                                                               --------    --------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000 shares authorized,
   510,984 outstanding as of September 30, 1997 and 510,984
   outstanding as of June 30, 1997                                   51          51
Additional paid-in capital                                        4,298       4,286
Dividends declared and paid                                        (588)       (143)
Less unearned ESOP shares (31,951 shares)                          (319)       (319)
Less unearned MSBP shares (20,145 shares)                          (349)       (349)
Retained earnings
 (substantially restricted)                                       5,020       5,047
Valuation allowance
  marketable equity securities                                       70          29
                                                               --------    --------

  Total Stockholders' Equity                                      8,183       8,602
                                                               --------    --------

  Total Liabilities
        and Stockholders' Equity                               $ 72,187    $ 70,753
                                                               ========    ========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                            Three Months
                                                               Ended
                                                              Sept 30
                                                       --------------------
                                                        1997          1996
                                                       --------------------
                                                            (Unaudited)
Interest income
  Loans                                                $1,095        $1,008
  Mortgage-backed and related securities                   46           120
  U. S. Government obligations
          including agencies                              107            18
  Other investments, including
          overnight deposits                              145           109
                                                       ------        ------

Total interest income                                   1,393         1,255
                                                       ------        ------

Interest expense
  Deposits                                                671           635
  Borrowed funds                                           47             9
                                                       ------        ------

         Total interest expense                           718           644
                                                       ------        ------

         Net interest income                              675           611

Provision for credit losses                                24             0
                                                       ------        ------

         Net interest income after
           provision for credit losses                    651           611
                                                       ------        ------

Noninterest income
  Loan and other customer service fees                     32            37
  Gain on sale of mortgage loans                           46            26
  Gross rental income                                      25            24
  Other                                                   (17)            0
                                                       ------        ------

         Total noninterest income                          86            87
                                                       ------        ------

Noninterest expenses
  Personnel                                               318           305
  Office occupancy and equipment                           74            68
  Data processing                                          31            32
  Federal insurance of accounts                             5           389
  Other                                                   122            98
                                                       ------        ------

         Total noninterest expenses                       550           892
                                                       ------        ------

         Income before income taxes                       187          (194)
         Provision for income taxes                        71             0
                                                       ------        ------


         Net income                                    $  116         $(194)
                                                       ======         =====

Per common share:
Primary and fully diluted earnings                         .24        (0.39)

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                      Three Months Ended
                                                                            Sept 30
                                                                     -----------------------
                                                                      1997           1996
                                                                     -----------------------
Operating Activities                                                          (Unaudited)
    Net Income                                                     $    116        $   (194)
    Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        Provision for credit losses                                      24               0
        Provision for depreciation and amortization                      22              21
        Provision for Deferred Income Tax                                 0             (24)
        Loans Originated for Sale                                    (3,695)         (1,266)
        Proceeds from sales of loans originated for sale              3,935           1,833
        Gain on Sale of Loans, from fees                                (46)            (26)
        Gain on Sale of Real Estate                                       0               0
        Gain on Disposal of Property and Equipment                        1               0
        Net gain on sale of investments, available for sale             (17)              0
        Net (increase) decrease in Other Assets                         (12)            (28)
        Net increase (decrease) in Other Liabilities                    135             522
                                                                   --------        --------
          Net cash provided by (used in) operating activities           463             838
                                                                   --------        --------

Investing activities
    Proceeds from sale of property and equipment                          0               0
    Proceeds from maturity of investments
        and interest-bearing deposits                                 1,089             887
  Proceeds from sale of available for sale investments                2,757               0
    Purchase of investments and interest-bearing deposits            (2,250)         (1,993)
  Purchase of available for sale investments                         (1,961)         (1,184)
    Proceeds from sale of foreclosed real estate                          0               0
    Purchase of foreclosed real estate                                    0               0
    Purchase of property and equipment                                   (1)             (3)
    Net (increase) decrease in loans                                  1,967          (3,015)
    Purchase of loans                                                     0             (11)
    Principal repayments on Mortgage Backed Securities                   80              19
                                                                   --------        --------
        Net cash provided by (used in) investing activities           1,681          (5,300)
                                                                   --------        --------

Financing activities
    Curtailment of advances and other borrowings                     (1,500)              0
    Proceeds from advances and other borrowings                       2,500           3,500
    Net increase (decrease) in savings deposits                         718          (1,167)
  Repurchase of stock                                                     0            (341)
    Dividends paid                                                     (588)            (70)
                                                                   --------        --------
    Net cash used in financing activities                             1,130           1,922
                                                                   --------        --------

Increase (decrease) in cash and cash equivalents                      3,274          (2,540)

Cash and cash equivalents at beginning of period                      1,276           5,262
                                                                   --------        --------

Cash and cash equivalents at end of period                         $  4,550        $  2,722
                                                                   ========        ========

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements include the accounts of SWVA Bancshares, Inc. ("Company") and its wholly-owned subsidiary, Southwest Virginia Savings Bank, FSB ("Bank") and its wholly-owned subsidiary, Southwest Virginia Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

NOTE 2 -- EARNINGS PER SHARE

Earnings per share have been determined by dividing net income by the weighted number of shares of common stock and common stock equivalents outstanding during the period net of unallocated ESOP shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at September 30, 1997 and June 30, 1997
-------------------------------------------------------------------------


Total assets increased $1.4 million or 2.03% from $70.8 million at June 30, 1997 to $72.2 million at September 30, 1997. Net loans receivable decreased $2.0 million or 3.91% to $49.0 million at September 30, 1997 from $51.0 million at June 30, 1997 due primarily to an decrease in Adjustable Rate Mortgage (ARM) loans.


Interest-bearing deposits increased $872,000 or 16.44% to $6.2 million at September 30, 1997 from $5.3 million at June 30, 1997 due mainly to an increase in cash available to invest in interest-bearing deposits. Cash and cash equivalents increased $3.3 million or 256.58% from $1.3 million at June 30, 1997 to $4.6 million at September 30, 1997 due mainly to increased cash from loan payoffs and funds received on savings deposits. Available for Sale Investments decreased $500,000 from $8.7 million at June 30, 1997 to $8.2 million at September 30, 1997 due to a decrease in funds invested and $73,000 in principal payments on FNMA Mortgage Backed Securities. Loans held for sale decreased $194,000 or 26.69% due to a decrease in loans pending sale on September 30, 1997.


Non-performing assets at September 30, 1997 were $112,000 as compared to $60,000 non-performing assets at June 30, 1997. The non-performing assets consisted of 2 single family mortgage loans. Classified assets totaled $441,000. All were classified as substandard. $6,000 was on a letter of credit and the remaining were on single family mortgage loans.


Deposits increased $717,000, or 1.24% from $57.9 million at June 30, 1997 to $58.7 million at September 30, 1997 due mainly to an increase in funds in certificates of deposits. Core deposits were $16.3 million or 27.86% of total savings.


At September 30, 1997, there were $4.5 million outstanding in advances from the Federal home Loan Bank of Atlanta as compared to $3.5 million outstanding at the end of June 30, 1997, an increase of $1.0 million or 28.57%. The advances were used to leverage investment purchases.


Advances from borrowers for taxes and insurance increased $231,000 or 112.68% due to the accumulation of escrow for real estate taxes to be paid during the quarter ending December 31, 1997. Other liabilities and deferred income decreased $95,000 or 18.52%.

Results  of  Operations  for the  three  months  ended  September  30,  1997 and
--------------------------------------------------------------------------------
September 30, 1996
------------------

         Net Income Net income increased $310,000 or 159.79%, from ($194,000) for the three months ended September 30, 1996 to $116,000 for the three months ended September 30, 1997. The increase in net income was primarily due to a one-time federal deposit insurance assessment during only the 1996 period and increased net interest income.

         Interest Income Interest income increased $138,000, or 11.00%, from $1.3million for the three months ended September 30, 1996 to $1.4 million for the three months ended September 30, 1997. The increase was mainly due to increased interest earned on fixed rate mortgage loans and investments.

         Interest Expense Interest expense increased $74,000 or 11.49% from $644,000 for the three months ended September 30, 1996 to $718,000 for the three months ended September 30, 1997. The increase was due mainly to an increase in interest paid on borrowed funds and interest paid on deposits.

         Net Interest Income Net interest income increased by $64,000 or 10.47% from $611,000 for the three months ended September 30, 1996 to $675,000 for the three months ended September 30, 1997 due mainly to additional interest earned on fixed rate mortgage loans and investments.

         Provision for Credit Losses The Bank made an addition of $24,000 to the provision for credit losses for the quarter ended September 30,1997. The addition was made due to a loss of $44,000 on a delinquent real estate loan. After the deduction of the loss, the allowance for credit losses was $197,000. No provision for credit losses were made during the quarter ending September 30, 1996.

         Non-interest Income Non-interest income decreased by $1,000, or 1.15% from $87,000 for the three months ended September 30, 1996 to $86,000 for the three months ended September 30, 1997. The decrease was mainly due to a loss on the sale of investment securities, offset by an increase in the fees on loans sold in the secondary market.

         Non-interest Expense Non-interest expense decreased by $342,000, or 38.34% from $892,000 for the three months ended September 30, 1996 to $550,000 for the three months ended September 30, 1997, mainly due to a $355,000 special federal deposit insurance assessment during the three months ended September 30, 1996 that was not repeated during the three months ended September 30, 1997. This was partially offset by a $24,000 or 24.49% increase in other expenses.

         Provision for income taxes The provision for income taxes for the three months ended September 30, 1997 was $71,000. There was no provision for income taxes during the three months ended September 30, 1997 due to the loss for the quarter.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at September 30, 1997:

                                                                         Percent of
                                                                         ----------
                                                            Amount         Assets
                                                            ------         -------

                  GAAP Capital....................          $8,043        11.06%
                                                            ======        =====

                  Tangible Capital................          $8,043        11.06%
                  Tangible Capital Requirement....           1,091         1.50%
                                                            ------         ----
                  Excess..........................          $6,952         9.56%
                                                            ======         ====

                  Core Capital....................          $8,043        11.06%
                  Core Capital Requirement........           2,182         3.00%
                                                            ------         ----
                  Excess..........................          $5,861         8.06%
                                                            ======         ====

                  Total Risk-Based Capital........          $8,240        22.31%
                  Risk-Based Capital Requirement..           2,955         8.00%
                                                            ------         ----
                  Excess..........................          $5,285        13.31%
                                                            ======        =====


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

Liquidity, cont.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations required the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 11.67% at September 30, 1997 and 6.74% as of June 30, 1997.

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

                                      SWVA Bancshares, Inc.


Date: November 12, 1997               By:   /s/  B. L. Rakes
                                         -----------------------------------
                                      B. L. Rakes
                                      President, Chief Executive Officer,
                                      Chief Financial Officer, and Director


Date: November 12, 1997               By:   /s/  Mary G. Staples
                                         -----------------------------------
                                      Mary G. Staples
                                      Vice President/Treasurer
                                      Principal Financial Officer