Form 10QSB
period 1997-12-31
SWVA BANCSHARES INC
filed 1998-02-13
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------


                                       OR


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to
                               ---------------   -------------------



      Commission File Number                     0-24674
                                             ---------------

                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                                    54-1721629
------------------                                           -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

302 Second Street, SW, Roanoke Virginia                           24011-1597
---------------------------------------                          -----------
(Address of Principal executive offices)                         (Zip Code )

Registrant's telephone number, including area code              (540) 343-0135
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

Yes    X      No
     ----         ----


The number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1998: $0.10 par value - 510,984 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
     ----         ----

                     SWVA BANCSHARES, INC. & SUBSIDIARIES


                                     INDEX

================================================================================

PART I.     FINANCIAL INFORMATION                                     PAGE
            =====================                                     ====


Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            at December 31, 1997 and June 30, 1997
            (unaudited)                                                   1

            Consolidated Statements of Income for the
            Three and Six Months Ended December 31, 1997
            and June 30, 1997 (unaudited)                                 2

            Consolidated Statements of Cash Flows for the
            Six Months Ended December 31, 1997 and June
            30, 1997 (unaudited)                                          3

            Notes to Unaudited Interim Consolidated
            Financial Statements                                          4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    6

PART II.    OTHER INFORMATION                                            12
            =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                            Assets                                  Dec 31     June 30
                                                                                     1997        1997
                                                                                   --------------------
                                                                                        (Unaudited)

Cash and cash equivalents                                                          $  4,835    $  1,276
Interest-bearing deposits                                                             5,685       5,304
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                                                   332         365
  Available for Sale, at fair value                                                  14,713       8,748
  Restricted at cost                                                                    961         961
Loans held for sale                                                                     726         727
Loans receivable, net                                                                48,620      50,982
Property and equipment, net                                                           1,641       1,666
Accrued interest receivable                                                             487         437
Prepaid expenses and other assets                                                       282         287
                                                                                   --------    --------

    Total assets                                                                   $ 78,282    $ 70,753
                                                                                   ========    ========

                             Liabilities and Stockholders' Equity
Deposits                                                                           $ 64,813    $ 57,933
Advances Federal Home Loan Bank                                                       4,500       3,500
Advances from borrowers
  for taxes and insurance                                                               216         205
Other liabilities and deferred income                                                   338         513
                                                                                   --------    --------

    Total liabilities                                                                69,867      62,151
                                                                                   --------    --------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000 shares authorized,
   510,984 outstanding as of December 31, 1997 and 510,984
   outstanding as of June 30, 1997                                                       51          51
Additional paid-in capital                                                            4,310       4,286
Dividends declared and paid                                                            (536)       (143)
Less unearned ESOP shares (31,951 shares)                                              (319)       (319)
Less unearned MSBP shares (17,537 shares)                                              (305)       (349)
Retained earnings
 (substantially restricted)                                                           5,135       5,047
Valuation allowance
  Investments Available for Sale                                                         79          29
                                                                                   --------    --------

  Total Stockholders' Equity                                                          8,415       8,602
                                                                                   --------    --------

  Total Liabilities
        and Stockholders' Equity                                                   $ 78,282    $ 70,753
                                                                                   ========    ========


                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)



                                                        Three Months       Six Months
                                                                     Ended
                                                                   December 31
                                                     -------------------------------------
                                                       1997      1996     1997      1996
                                                       ----      ----     ----      ----
                                                                      (Unaudited)
Interest income
  Loans                                               $1,041    $1,101   $2,136    $2,109
  Mortgage-backed and related securities                  43       123       89       243
  U. S. Government obligations
       including agencies                                182        18      289        36
  Municipal bonds                                          1         0        1         0
  Other investments, including
       overnight deposits                                157       104      302       213
                                                      ------    ------   ------    ------

Total interest income                                  1,424     1,346    2,817     2,601
                                                      ------    ------   ------    ------

Interest expense
  Deposits                                               719       634    1,390     1,269
  Borrowed funds                                          70        50      117        59
                                                      ------    ------   ------    ------

      Total interest expense                             789       684    1,507     1,328
                                                      ------    ------   ------    ------

      Net interest income                                635       662    1,310     1,273

Provision for credit losses                                3         0       27         0
                                                      ------    ------   ------    ------

      Net interest income after
        provision for credit losses                      632       662    1,283     1,273
                                                      ------    ------   ------    ------

Noninterest income
  Loan and other customer service fees                    31        36       63        73
  Gain on sale of mortgage loans                          28        31       74        57
  Gross rental income                                     25        24       50        48
  Net gain on sale of investments,
       available for    sale                               0        39      (17)       39
                                                      ------    ------   -------   ------

      Total noninterest income                            84       130      170       217
                                                      ------    ------   ------    ------

Noninterest expenses
  Personnel                                              299       308      617       613
  Office occupancy and equipment                          74        72      148       140
  Data processing                                         42        34       73        66
  Federal insurance of accounts                           13        23       18       412
  Other                                                  103       101      225       199
                                                      ------    ------   ------    ------

      Total noninterest expenses                         531       538    1,081     1,430
                                                      ------    ------   ------    ------

      Income before income taxes                         185       254      372        60
      Provision for income taxes                          70        30      141        30
                                                      ------    ------   ------    ------

      Net income                                      $  115    $  224   $  231   $    30
                                                      ======    ======   ======   =======

Per common share:
Basic earnings per share                                 .24       .46      .48       .07
Diluted earnings per share                               .24       .46      .48       .07


                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                          Six Months Ended
                                                                                Dec 31
                                                                        ------------------
                                                                          1997       1996
Operating Activities                                                        (Unaudited)
   Net Income                                                           $   231   $    30
   Adjustments to Reconcile Net Income to Net Cash
     Provided by (used in) operating activities
     MSBP Shares Allocated                                                   44         0
     Provision for credit losses                                             27         0
     Provision for depreciation and amortization                             49        42
     Provision for Deferred Income Tax                                        0         2
     Loans Originated for Sale                                           (6,527)   (3,516)
     Proceeds from sales of loans originated for sale                     6,602     4,329
     Gain on Sale of Loans, from fees                                       (74)      (57)
     Gain on Sale of Real Estate                                              0         0
     Loss (Gain) on Disposal of Property and Equipment                        1         0
     Net gain on sale of investments, available for sale                    (17)       39
     Net (increase) decrease in Other Assets                                (34)      (44)
     Net increase (decrease) in Other Liabilities                          (164)     (130)
                                                                        -------   -------
      Net cash provided by (used in) operating activities                   138       695

Investing activities
   Proceeds from sale of property and equipment                               0         0
   Proceeds from maturity of investments
     and interest-bearing deposits                                        3,271     1,572
  Proceeds from sale of available for sale investments                    3,257     2,062
   Purchase of investments and interest-bearing deposits                 (3,652)   (2,558)
  Purchase of available for sale investments                             (9,271)   (1,992)
   Purchase of property and equipment                                       (23)      (28)
   Net (increase) decrease in loans                                       2,335    (4,468)
   Purchase of loans                                                          0       (22)
   Principal repayments on Mortgage Backed Securities                       160        46
                                                                        -------   -------
     Net cash provided by (used in) investing activities                 (3,923)   (5,388)
                                                                        -------   -------

Financing activities
   Curtailment of advances and other borrowings                          (1,500)        0
   Proceeds from advances and other borrowings                            2,500     3,500
   Net increase (decrease) in savings deposits                            6,879      (399)
  Proceeds from sale of stock                                                 0         0
  Repurchase of stock                                                         0      (341)
   Dividends paid                                                          (535)      (70)
                                                                        -------   -------
   Net cash used in financing activities                                  7,344     2,690
                                                                        -------   -------

Increase (decrease) in cash and cash equivalents                          3,559    (2,003)

Cash and cash equivalents at beginning of period                          1,276     5,262
                                                                        -------   -------

Cash and cash equivalents at end of period                             $  4,835   $ 3,259
                                                                       ========   =======


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

NOTE 2 - STOCK REPURCHASE

The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 30,000 (5.9%) shares of common stock. The stock repurchase program that the Company had previously adopted had expired during 1997. The current plan to repurchase up to 30,000 shares doe not state an expiration date. Any shares repurchased may be used for general and other corporate purposes, including the issuance of shares upon the exercise of stock options.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement on Earnings Per Share.
In March, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 128. The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This State simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement supersedes Opinion 15 and AICPA Accounting Interpretation 1-102 of Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. We do not believe the impact of adopting SFAS No. 28 will be material to our financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at December 31, 1997 and June 30, 1997
------------------------------------------------------------------------


Total assets increased $7.5 million or 10.64% from $70.8 million at June 30, 1997 to $78.3 million at December 31, 1997. Net loans receivable decreased $2.4 million or 4.63% from $51.0 million at June 30, 1997 to $48.6 million at December 31, 1997 due primarily to loan payoffs of adjustable rate mortgage loans (ARM's) and a reduction in construction loans outstanding.


Interest-bearing deposits increased $400,000 or 7.18% to $5.7 million at December 31, 1997 from $5.3 million at June 30, 1997 due mainly to an increase in cash available to invest in interest-bearing deposits. Cash and cash equivalents increased $3.5 million or 278.92% from $1.3 million at June 30, 1997 to $4.8 million at December 31, 1997 due mainly to increased cash received from loan payoffs and funds received on savings deposits. Available for Sale Investments increased $6.0 million from $8.7 million at June 30, 1997 to $14.7 million at December 31, 1997. The increase in investments were funded from growth in deposits and borrowings from the FHLB. Deposits increased $6.9 million or 11.88%. This growth came when loan demand had slowed. Therefore, the funds were invested in available for sale investments such as FHLB notes, FHLMC notes, FNMA notes, GNMA II mortgage backed investments and municipal bonds. In addition some of the securities were purchased with funds borrowed from the FHLB. This action was taken to leverage capital with the expectation of increasing return on equity. This approach could increase interest rate risk.



Accrued interest receivable increased $50,000 or 11.44% from $437,000 at June 30, 1997 to $487,000 at December 31, 1997 due to an increase in accruals on available for sale investments.


Non-performing assets at December 31, 1997 were $23,000 as compared to $60,000 in non-performing assets at June 30, 1997. The non-performing asset was on a single family mortgage loan. Classified assets totaled $333,000. All were classified as substandard. $6,000 was on a letter of credit and the remaining were on single family mortgage loans.


Deposits increased $6.9 million, or 11.88% from $57.9 million at June 30, 1997 to $64.8 million at December 31, 1997 due mainly to an increase in funds in certificates of deposits. Core deposits were $15.9 million or 24.49% of total savings. This strong deposit growth was enhanced with new customers. There are currently several mergers of other banks taking place in our market with out of state banks which we feel has contributed directly to this growth. We believe that this is an indication that local customers want to be served by home town banks.

At December 31, 1997, there were $4.5 million outstanding in advances from the Federal Home Loan Bank of Atlanta as compared to $3.5 million outstanding on June 30, 1997, an increase of $1.0 million or 28.57%. The advances were used to leverage investment purchases.


Other accrued expenses decreased $175,000 or 34.11% due to the accumulation of accruals for calendar year expenses and tax deposits that were paid during the quarter ended December 31, 1997.


THE YEAR 2000 ISSUE
-------------------

The Bank's Board of Directors has adopted an action plan for addressing the computer-related concerns raised by Year 2000. An internal committee has also been appointed by the Board to manage this effort. At this time, because so much of the Bank's data processing is out-sourced, it is felt that this project can be managed internally. However, should major concerns emerge, external assistance could be sought.

A process is already underway to identify all equipment and systems that may potentially be impacted. Servicers, major vendors and large loan customers are all being contacted in order to ascertain their individual degrees of readiness for Year 2000. This will be an on-going effort to include documented equipment and systems testing.

Although the Bank is already paying some additional surcharges to various vendors for equipment and systems up-grading, it is currently estimated that the amount of financial expenditure required to become Year 2000 compliant will not be significant. However, this will be closely monitored in conjunction with periodic servicer and vendor status reports.

Results of Operations  for the three months ended December 31, 1997 and December
--------------------------------------------------------------------------------
31, 1996
--------


      Net Income Net income decreased $109,000 or 48.66%, from $224,000 for the three months ended December 31, 1996 to $115,000 for the three months ended December 31, 1997. The decrease in net income was due to decreased net interest income and noninterest income and an increase in the provision for income taxes.


      Interest Income Interest income increased $78,000, or 5.79%, from $1.3 million for the three months ended December 31, 1996 to $1.4 million for the three months ended December 31, 1997. The increase was mainly a result of interest earned on funds invested offset by a decrease in the interest received on loans.


      Interest Expense Interest expense increased $105,000 or 15.35% from $684,000 for the three months ended December 31, 1996 to $789,000 for the three months ended December 31, 1997. The increase was due mainly to an increase in interest paid on borrowed funds and an increase in interest paid on deposits.


      Net Interest Income Net interest income decreased by $27,000 or 4.08% from $662,000 for the three months ended December 31, 1996 to $635,000 for the three months ended December 31, 1997 due mainly to additional interest paid on deposits, reduced interest income on loans offset by increased interest earned on investments.


      Provision for Credit Losses The Bank made an addition of $3,000 to the provision for credit losses for the three months ended December 31, 1997. The allowance for credit losses is $200,000. No provision for credit losses was made during the quarter ending December 31, 1996.


      Non-interest Income Non-interest income decreased by $46,000, or 35.38% from $130,000 for the three months ended December 31, 1996 to $84,000 for the three months ended December 31, 1997. This was mainly the result of a decrease in net gains on the sale of available for sale investments during 1996.


      Non-interest Expense Non-interest expense decreased by $7,000, or 1.30% from $538,000 for the three months ended December 31, 1996 to $531,000 for the three months ended December 31, 1997, mainly due to a reduction in Federal Deposit Insurance Premiums.


      Provision for income taxes The provision for income taxes for the three months ended December 31, 1997 was $70,000 as compared to $30,000 for the three months ended December 31, 1996. Tax calculations for the 3 months ended December 31, 1996 were affected by the loss recorded during the first quarter for the one time SAIF Special Assessment.

Results of  Operations  for the six months ended  December 31, 1997 and December
--------------------------------------------------------------------------------
31, 1996
--------


      Net Income Net income increased $201,000 or 670.00%, from $30,000 for the six months ended December 31, 1996 to $231,000 for the six months ended December 31, 1997. The increase was mainly due to the one time SAIF Special Assessment offset by the net gains on sale of available for sale investments and additional provisions for income taxes during the six months ended December 31, 1997.

      Interest Income Interest income increased $216,000, or 8.30%, from $2.6 million for the six months ended December 31, 1996 to $2.8 million for the six months ended December 31, 1997. The increase was mainly a result of additional cash received on savings deposits which were invested and mortgage loans put in the Bank's portfolio during the first quarter.

      Interest Expense Interest expense increased $179,000 or 13.48% from $1.3 million for the six months ended December 31, 1996 to $1.5 million for the six months ended December 31, 1997. The increase was due mainly to an increase in interest paid on deposits and on borrowed funds.

      Net Interest Income Net interest income increased by $37,000 or 2.91%. This resulted mainly from an increase in the interest earned on investments offset by the interest paid on savings deposits.

      Provision for Credit Losses The Bank made an addition of $27,000 to the provision for credit losses for the six months ended December 31, 1997. The addition was made due to a loss of $44,000 on a delinquent real estate loan. After the deduction of the loss, the allowance for credit losses was $200,000. No provision for credit losses were made during the six months ending December 31, 1996.

      Non-interest Income Non-interest income decreased by $47,000 or 21.66% from $217,000 for the six months ended December 31, 1996 to $170,000 for the six months ended December 31, 1997. This resulted from a net gain of $39,000 on the sale of investments during the six months ended December 31, 1996, a net loss of $17,000 on the sale of investments during the six months ended December 31, 1997 and an increase in gain on sale of mortgage loans and a reduction in loan and other customer service fees.

      Non-interest Expense Non-interest expense decreased by $349,000, or 24.41% from $1.4 million for the six months ended December 31, 1996 to $1.1 million for the six months ended December 31, 1997, due mainly to the one time SAIF Special Assessment offset by an increase in data processing costs associated with the start-up cost of the new ATM and Debit Card program and an increase in expenses associated with the annual meeting.

      Provision for income taxes The provision for income taxes for the six months ended December 31, 1997 was $141,000 as compared to $30,000 for the six months ended December 31, 1996. Tax calculations for the 6 months ended December 31, 1996 were affected by the loss recorded during the first quarter for the one time SAIF Special Assessment.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at December 31, 1997:


                                                                      Percent of
                                                      Amount            Assets

            GAAP Capital....................          $7,447             9.47%
                                                      ======            =====

            Tangible Capital................          $7,447             9.47%
            Tangible Capital Requirement....           1,180             1.50%
                                                      ------            -----
            Excess..........................          $6,267             7.97%
                                                      ======            =====

            Core Capital....................          $7,447             9.47%
            Core Capital Requirement........           2,360             3.00%
                                                      ------            -----
            Excess..........................          $5,087             6.47%
                                                      ======            =====

            Total Risk-Based Capital........          $7,648            20.33%
            Risk-Based Capital Requirement..           3,010             8.00%
                                                      ------            -----
            Excess..........................          $4,638            12.33%
                                                      ======            =====

During the quarter ending December 31, 1997, the Bank paid a cash dividend to SWVA Bancshares, Inc. in the amount of $725,000.

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


Liquidity

The Bank's liquidity is a measure of its ability to fund loans, withdrawal of deposits and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loan and mortgage backed securities. The Bank also obtains funds from sales and maturities of investment securities, short-term investments and borrowings, namely advances from the FHLB of Atlanta. The Bank uses such funds primarily to meet commitments on existing and continuing loan commitments, to fund maturing time deposits and savings withdrawals and to maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest

Liquidity, cont.
rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. During the quarter, a change in regulations changed the liquidity requirements for thrifts. Some of these changes included reducing the liquid asset requirement from 5% to 4% of the liquidity base and elimination of the 5 year maximum maturity limitation.

The Bank's regulatory liquidity was 27.42% at December 31, 1997. Had these changes not been made, the regulatory liquidity would have been 12.00%. Using the requirements set forth on June 30, 1997, the Bank's regulatory liquidity was 6.74%.

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


Item 4.     Submission of Matters to a Vote of Security Holders.

            The annual meeting of stockholders was held on October 7, 1997. At that meeting, stockholders elected two directors and ratified the appointment of the independent auditors. There were no broker non-votes.

            1. The following directors were elected:

            Nominee           Votes For         Votes Withheld
            -------           ---------         --------------

            John L. Hart      381,563           59,134

            B. L. Rakes       377,563           63,134

            2. Ratification of appointment of Cherry Bekaert & Holland, L.L.P. as independent auditors for 1998 fiscal year:

            Votes For         Votes Against     Abstain
            ---------         -------------     -------

            436,197             2,500            2,000


Item 5.     Other Information

            The Company has adopted a stock repurchase program that allows for the repurchase, from time to time, of up to 30,000 (5.9%) shares of common stock. The stock repurchase program that the Company had previously adopted had expired during 1997. The current plan to repurchase up to 30,000 shares does not state an expiration date. Any shares repurchased may be used for general and other corporate purchase, including the issuance of shares upon the exercise of stock options.


Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  3.2 Bylaws of SWVA Bancshares, Inc.

            (b) A form 8-K (items 5 & 7) was filed on August 27, 1997 to announce semi-annual dividends and 4th quarter earnings.