Form 10QSB
period 1998-03-31
SWVA BANCSHARES INC
filed 1998-05-15
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR


(    )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

for the transition period from                to
                               --------------    --------------


         Commission File Number            0-24674
         ----------------------            -------

                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                                   54-1721629
---------------------------------                         ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

302 Second Street, SW, Roanoke Virginia                       24011-1597
---------------------------------------                       ----------
(Address of Principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (540) 343-0135
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

Yes    X      No
    ------       --------


The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998: $0.10 par value - 506,284 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    -------      --------

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

================================================================================

PART I.           FINANCIAL INFORMATION                                     PAGE
                  =====================                                     ====


Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition
                  at March 31, 1998 and June 30, 1997 (unaudited)              1

                  Consolidated Statements of Income for the
                  Three and Nine Months Ended March 31, 1998 and
                  March 31, 1997 (unaudited)                                   2

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 1998 and
                  March 31, 1997 (unaudited)                                   3

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                         4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          5


PART II.          OTHER INFORMATION                                           10
                  =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets                                        Mar 31      June 30
                                                                                     1998        1997
                                                                                   ---------------------
                                                                                       (Unaudited)

Cash and cash equivalents                                                          $  1,436    $  1,276
Interest-bearing deposits                                                             6,291       5,304
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                                                   325         365
  Available for Sale, at fair value                                                  20,185       8,748
  Restricted at cost                                                                    961         961
Loans held for sale                                                                   1,780         727
Loans receivable, net                                                                47,891      50,982
Property and equipment, net                                                           1,626       1,666
Accrued interest receivable                                                             672         437
Prepaid expenses and other assets                                                       297         287
                                                                                   --------    --------

    Total assets                                                                   $ 81,464    $ 70,753
                                                                                   ========    ========

Liabilities and  Stockholders'  Equity
Deposits                                                                           $ 68,666    $ 57,933
Advances Federal Home Loan Bank                                                       3,500       3,500
Advances from  borrowers for taxes and insurance                                        431         205
Other liabilities and deferred income                                                   480         513

    Total liabilities                                                                73,077      62,151
                                                                                   --------    --------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000 shares authorized,  506,284 outstanding as of March 31, 1998 and 510,984
   outstanding as of June 30, 1997                                                       51          51
Additional paid-in capital                                                            4,226       4,286
Dividends declared and paid                                                            (612)       (143)
Less unearned ESOP shares (31,951 shares)                                              (319)       (319)
Less unearned MSBP shares (17,537 shares)                                              (305)       (349)
Retained earnings
 (substantially restricted)                                                           5,288       5,047
Valuation allowance
  Investments Available for Sale                                                         58          29
                                                                                   --------    --------

  Total Stockholders' Equity                                                          8,387       8,602
                                                                                   --------    --------

  Total Liabilities
        and Stockholders' Equity                                                   $ 81,464    $ 70,753
                                                                                   ========    ========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                             Three Months         Nine Months
                                                          Ended
                                                         March 31
                                           -------------------------------------
                                             1998      1997     1998       1997
                                             ----      ----     ----       ----
                                                         (Unaudited)
Interest income
  Loans                                    $ 1,035   $ 1,101   $ 3,171   $ 3,210
  Mortgage-backed and related securities        97        89       186       332
  U. S. Government obligations
          including agencies                   224        18       513        54
  Municipal bonds                               10                  11
  Other investments, including
          overnight deposits                   154       133       456       346
                                           -------   -------   -------   -------

Total interest income                        1,520     1,341     4,337     3,942
                                           -------   -------   -------   -------

Interest expense
  Deposits                                     785       622     2,175     1,891
  Borrowed funds                                65        42       182       101
                                           -------   -------   -------   -------

         Total interest expense                850       664     2,357     1,992
                                           -------   -------   -------   -------

         Net interest income                   670       677     1,980     1,950

Provision for credit losses                      3         0        30         0
                                           -------   -------   -------   -------

         Net interest income after
           provision for credit losses         667       677     1,950     1,950
                                           -------   -------   -------   -------

Noninterest income
  Loan and other customer service fees          34        35        97       108
  Gain on sale of mortgage loans                63        16       137        73
  Gross rental income                           24        25        74        73
  Net gain on sale of investments,
          available for sale                     0         0       (17)        39
                                           -------   -------   -------   -------

         Total noninterest income              121        76       291       293
                                           -------   -------   -------   -------

Noninterest expenses
  Personnel                                    325       319       942       932
  Office occupancy and equipment                72        74       220       214
  Data processing                               47        37       120       103
  Federal insurance of accounts                  9         9        27       421
  Other                                         94        90       319       289
                                           -------   -------   -------   -------

         Total noninterest expenses            547       529     1,628     1,959
                                           -------   -------   -------   -------

         Income before income taxes            241       224       613       284
         Provision for income taxes             88        82       229       112
                                           -------   -------   -------   -------

         Net income                        $   153   $   142   $   384   $   172
                                           =======   =======   =======   =======

Per common share:
Basic earnings per share                       .32       .29       .80       .37
Diluted earnings per share                     .31       .29       .79       .37

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                               Nine Months Ended
                                                                    March 31
                                                                1998        1997
                                                              ---------------------
Operating Activities                                               (Unaudited)
    Net Income                                                $    384    $    172
    Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        MSBP Shares Allocated                                       44           0
        Provision for credit losses                                 30           0
        Provision for depreciation and amortization                 72          65
        Provision for Deferred Income Tax                            0         (27)
        Loans Originated for Sale                              (14,464)     (6,007)
        Proceeds from sales of loans originated for sale        13,548       6,273
        Gain on Sale of Loans, from fees                          (136)        (74)
        Gain on Sale of Real Estate                                  0           0
        Loss (Gain) on Disposal of Property and Equipment            1           0
        Net gain on sale of investments, available for sale        (17)         39
        Net (increase) decrease in Other Assets                   (280)        (15)
        Net increase (decrease) in Other Liabilities               206         278
                                                              --------    --------
      Net cash provided by (used in) operating activities         (612)        704

Investing activities
    Proceeds from sale of property and equipment                     0           0
    Proceeds from maturity of investments
        and interest-bearing deposits                            5,344       2,458
  Proceeds from sale of available for sale investments           3,257       3,300
    Purchase of investments and interest-bearing deposits       (5,832)     (3,838)
  Purchase of available for sale investments                   (15,617)     (1,992)
    Purchase of property and equipment                             (30)        (44)
    Net (increase) decrease in loans                             3,375      (4,167)
    Purchase of loans                                             (315)        (22)
    Principal repayments on Mortgage Backed Securities             566          81
                                                              --------    --------
        Net cash provided by (used in) investing activities     (9,252)     (4,224)
                                                              --------    --------

Financing activities
    Curtailment of advances and other borrowings                (3,000)     (2,500)
    Proceeds from advances and other borrowings                  3,000       3,500
    Net increase (decrease) in savings deposits                 10,733         868
  Repurchase of stock                                              (97)       (341)
    Dividends paid                                                (612)       (143)
                                                              --------    --------
    Net cash used in financing activities                       10,024       1,384
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                   160      (2,136)

Cash and cash equivalents at beginning of period                 1,276       5,262
                                                              --------    --------

Cash and cash equivalents at end of period                    $  1,436    $  3,126
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.



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

During the quarter ended March 31, 1998, the Company repurchased 4,700 shares of common stock in the open market at an aggregate purchase price of approximately $98,000. The amount repurchased represented approximately 0.92% of the Company's total shares outstanding prior to the repurchase.



NOTE 3 - DIRECTORS STOCK COMPENSATION PLAN

On March 18, 1998, the Company granted 10,122 options to purchase shares of common stock to its Directors. The purchase price of common stock, under these options, is $21.00 per share (market price at the date of grant). All of the above options are exercisable at the date of grant and expire ten (10) years from the date of grant.

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement on Earnings Per Share.
In March, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APS") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement supersedes Opinion 15 and AICPA Accounting Interpretation 1-102 of Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. We do not believe the impact of adopting SFAS No. 28 will be material to our financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 1998 and June 30, 1997
---------------------------------------------------------------------

Total assets increased $10.7 million or 15.13% from $70.8 million at June 30, 1997 to $81.5 million at March 31, 1998 due to an increase in deposits and an increase in Available for Sale Investments purchased. Net loans receivable decreased $3.1 million or 6.06% from $51.0 million at June 30, 1997 to $47.9 million at March 31, 1998 due primarily to loan payoffs of adjustable rate (ARM's) and fixed rate mortgage loans and a reduction in construction loans outstanding.

Interest-bearing deposits increased $1.0 million or 18.61% from $5.3 million at June 30, 1997 to $6.3 million at March 31, 1998 due mainly to an increase in cash available to invest in interest-bearing deposits. Cash and cash equivalents increased $160,000 or 12.54% from $1.3 million at June 30, 1997 to $1.4 million at March 31, 1998 due mainly to increased cash received from loan payoffs and funds received on savings deposits net of funds invested in investments and mortgage backed securities. Available for Sale Investments increased $12.4 million from $8.7 million at June 30, 1997 to $21.1 million at March 31, 1998. The increase in Available for Sale Investments were funded from growth in deposits and borrowings from the FHLB. Deposits increased $10.8 million or 18.53%. This deposit growth came when loan demand for adjustable rate mortgage loans (ARM's) had slowed. Therefore, the funds were invested in available for sale investments such as FHLB notes, FHLMC notes, FNMA notes, GNMA II & FNMA mortgage backed investments and municipal bonds. In addition, some of the securities were purchased with funds borrowed from the FHLB in order to leverage capital with the expectation of increasing return on equity. This approach could increase interest rate risk.

Accrued interest receivable increased $235,000 or 53.55% from $437,000 at June 30, 1997 to $672,000 at March 31, 1998 due to an increase in accruals on available for sale investments.

There were no non-performing assets at March 31, 1998 as compared to $60,000 in non-performing assets at June 30, 1997. Classified assets totaled $302,000 at March 31, 1998. Such assets were classified as substandard and were on single family mortgage loans.

Deposits increased $10.8 million, or 18.53% from $57.9 million at June 30, 1997 to $68.7 million at March 31, 1998 due mainly to an increase in funds in certificates of deposits. Core deposits were $16.9 million or 24.63% of total deposits. This strong deposit growth was enhanced with new customers. There are currently several mergers of other banks taking place in our market with out of state banks which we feel has contributed directly to this growth. We believe that this is an indication that local customers want to be served by home town banks.

At June 30, 1997 and March 31, 1998 there were $3.5 million outstanding in advances from the Federal Home Loan Bank of Atlanta. Funds from advances have been used to leverage investment purchases.

THE YEAR 2000 ISSUE
-------------------

The Bank's Board of Directors has adopted an action plan for addressing the computer-related concerns raised by Year 2000. An internal committee has been appointed by the Board to manage this effort.

A process is already underway to identify all equipment and systems that may potentially be impacted. All outside servicers and major vendors have been contacted in order to ascertain their individual degrees of readiness for Year 2000. This will be an on-going effort to include documented equipment and systems testing. Currently, because the larger part of the Bank's data processing is out-sourced, the remaining in-house systems can be made ready without the need for external project management assistance.

Large loan customers have been contacted in order to both instill awareness and to determine their state of readiness for Year 2000.

Although the Bank is already paying some additional surcharges to various vendors for equipment and systems up-grading, it is currently estimated that the amount of financial expenditure required to become Year 2000 compliant will NOT be significant. However, expenses will be closely monitored in conjunction with periodic servicer and vendor status reports.

Results of  Operations  for the three  months ended March 31, 1998 and March 31,
--------------------------------------------------------------------------------
1997
----

         Net Income Net income increased $11,000 or 7.75%, from $142,000 for the three months ended March 31, 1997 to $153,000 for the three months ended March 31, 1998. The increase in net income was mainly due to an increase in gain on sale of mortgage loans offset by increased non interest expenses.

         Interest Income Interest income increased $179,000, or 13.35%, from $1.3 million for the three months ended March 31, 1997 to $1.5 million for the three months ended March 31, 1998. The increase was mainly a result of interest earned on funds invested offset by a decrease in the interest received on loans.

         Interest Expense Interest expense increased $186,000 or 28.01% from $664,000 for the three months ended March 31, 1997 to $850,000 for the three months ended March 31, 1998. The increase was due mainly to an increase in interest paid on deposits and an increase in interest paid on borrowed funds.

         Net Interest Income Net interest income decreased by $7,000 or 1.03% from $677,000 for the three months ended March 31, 1997 to $670,000 for the three months ended March 31, 1998.

         Provision for Credit Losses The Bank made an addition of $3,000 to the provision for credit losses for the three months ended March 31, 1998. The allowance for credit losses is $203,000. No provision for credit losses was made during the quarter ending March 31, 1997.

         Non-interest Income Non-interest income increased by $45,000, or 59.21% from $76,000 for the three months ended March 31, 1997 to $121,000 for the three months ended March 31, 1998. This was mainly the result of an increase in income on loans sold in the secondary market for the three months ended March 31, 1998.

         Non-interest Expense Non-interest expense increased by $18,000, or 3.40% from $529,000 for the three months ended March 31, 1997 to $547,000 for the three months ended March 31, 1998, mainly due to a an increase in data processing expenses and personnel expenses.

         Provision for income taxes The provision for income taxes for the three months ended March 31, 1998 was $88,000 as compared to $82,000 for the three months ended March 31, 1997. The increase was due to increased pre-tax income.

Results of  Operations  for the nine  months  ended March 31, 1998 and March 31,
--------------------------------------------------------------------------------
1997
----

         Net Income Net income increased $212,000 or 123.26%, from $172,000 for the nine months ended March 31, 1997 to $384,000 for the nine months ended March 31, 1998. The increase was mainly due to the one time SAIF Special Assessment offset by the net gains on sale of available for sale of investments and additional provisions for income taxes during the nine months ended March 31, 1997.

         Interest Income Interest income increased $395,000, or 10.02%, from $3.9 million for the nine months ended March 31, 1997 to $4.3 million for the nine months ended March 31, 1998. The increase was mainly a result of additional cash received on savings deposits which were invested and mortgage loans put in the Bank's portfolio during the first quarter.

         Interest Expense Interest expense increased $365,000 or 18.32%, from $2.0 million for the nine months ended March 31, 1997 to $2.4 million for the 9 months ended March 31, 1998. The increase was mainly the result of a increase in the cost of deposits and an increase in the cost of funds borrowed.

         Net Interest Income Net interest income increased by $30,000 or 1.54%. This resulted mainly from an increase in the interest earned on Mortgage Backed and related securities and other investments offset by increased cost of deposits and borrowed money.

         Provision for Credit Losses The Bank added $30,000 to the provision for credit losses for the nine months ended March 31, 1998. The addition was made due to a loss of $44,000 on a delinquent real estate loan. The allowance for credit losses was $203,000 at March 31, 1998. No provision for credit losses were made during the nine months ending March 31, 1997.

         Non-interest Income Non-interest income decreased by $2,000 or 0.68% from $293,000 for the nine months ended March 31, 1997 to $291,000 for the nine months ended March 31, 1998. This resulted from a net gain of $39,000 on the sale of investments during the nine months ended March 31, 1997, a net loss of $17,000 on the sale of investments during the nine months ended March 31, 1998 and an increase in gain on sale of mortgage loans and a reduction in loan and other customer service fees.

         Non-interest Expense Non-interest expense decreased by $331,000, or 16.90% from $2.0 million for the nine months ended March 31, 1997 to $1.6 million for the nine months ended March 31, 1998, due mainly to the one time SAIF Special Assessment offset by an increase in data processing costs associated with the start-up cost of the new ATM and Debit Card program, an increase in expenses associated with the annual meeting and increased personnel expenses.

         Provision for income taxes The provision for income taxes for the nine months ended March 31, 1998 was $229,000 as compared to $112,000 for the nine months ended March 31, 1997. Tax calculations for the nine months ended March 31, 1997 were affected by the loss recorded during the first quarter for the one time SAIF Special Assessment.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk- weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at March 31, 1998:


                                                                  Percent of
                                                   Amount           Assets

            GAAP Capital....................       $7,602            9.29%
                                                   ======            ====

            Tangible Capital................       $7,602            9.29%
            Tangible Capital Requirement....        1,228            1.50%
                                                   ------           -----
            Excess..........................       $6,374            7.79%
                                                   ======           =====

            Core Capital....................       $7,602            9.29%
            Core Capital Requirement........        2,456            3.00%
                                                   ------           -----
            Excess..........................       $5,146            6.29%
                                                   ======           =====

            Total Risk-Based Capital........       $7,805           20.36%
            Risk-Based Capital Requirement..        3,067            8.00%
                                                   ------           -----
            Excess..........................       $4,738           12.36%
                                                   ------           -----


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


Liquidity

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loan and mortgage backed securities. The Bank also obtains funds from sales and maturities of investment securities, short-term investments and borrowings, namely advances from the FHLB of Atlanta. The Bank uses such funds primarily to meet commitments on existing and continuing loan commitments, to fund maturing time deposits and savings withdrawals and to maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds,

Liquidity, cont.
deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. During the quarter ending December 31, 1997, a change in regulations changed the liquidity requirements for thrifts. Some of these changes included reducing the liquid asset requirement from 5% to 4% of the liquidity base and elimination of the 5 year maximum maturity limitation.

The Bank's regulatory liquidity was 24.08% at March 31, 1998. Using the requirements set forth on June 30, 1997, the Bank's regulatory liquidity was 6.74%.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibit 10.1  SWVA Bancshares, Inc. 1998
                      Directors Stock Compensation Plan

                      Exhibit 99.1  Press releases issued by the registrant.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              SWVA Bancshares, Inc.


Date: May 14, 1998                        By:   /s/  B. L. Rakes
                                               -----------------
                                          B. L. Rakes
                                          President, Chief Executive Officer,
                                          Chief Financial Officer, and Director


Date: May 14, 1998                        By:   /s/  Mary G. Staples
                                               ---------------------
                                          Mary G. Staples
                                          Vice President/Treasurer
                                          Principal Financial Officer