Form 10KSB
period 1998-06-30
SWVA BANCSHARES INC
filed 1998-09-25
CIK 925656

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended June 30, 1998
                          -------------

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number:  0-24674
                         -------

                              SWVA BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                         Virginia                           54-1721629
--------------------------------------------------        -------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

      302 Second Street, S.W., Roanoke, Virginia               24011-1597
--------------------------------------------------        -------------------
         (Address of Principal Executive Offices)              (Zip Code)

                                 (540) 343-0135
                     --------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---    --

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $6.3  million

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of August 6, 1998, was $7.4 million.

         As of September 1, 1998, the registrant had 495,887 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
Yes        No   X
     ---       ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1998.

2. Part III -- Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on October 14, 1998.

                                     PART I

         SWVA Bancshares, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits to the Form 10-KSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "FRB"), inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

         The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

Business of the Company

         SWVA Bancshares, Inc. (the "Company") is a Virginia-chartered corporation organized in June of 1994 at the direction of Southwest Virginia Savings Bank, FSB (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On October 7, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. In connection with the Conversion, the Company issued 570,590 shares of its Common Stock, par value $.10 per share (the "Common Stock"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. At June 30, 1998, the Company had total assets of $84.4 million and stockholders' equity of $8.3 million.

         During the year ended June 30, 1996, the Company repurchased 27,400 shares of its Common Stock at an aggregate purchase price of approximately $466,000. The amount repurchased represented approximately 4.5% of the Company's total shares outstanding prior to the repurchase.

         During the year ended June 30, 1997, the Company repurchased 32,206 shares of its Common Stock at an aggregate purchase price of approximately $495,000. The amount repurchased represented approximately 5.9% of the Company's total shares outstanding prior to the repurchase.

         During the year ended June 30, 1998, the Company repurchased 14,097 shares of its Common Stock at an aggregate purchase price of approximately $293,000. The amount repurchased represented approximately 2.8% of the Company's total shares outstanding prior to the repurchase.


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

Lending Activities

         General. The principal lending activity of the Bank is the origination of adjustable-rate mortgage loans, fixed rate mortgage loans and short-term loans secured by one- to four-family residences. These fixed-rate and adjustable rate loans are generally underwritten to conform to standards required for the sale of such loans in the secondary mortgage market. A majority of these loans are sold in the secondary market at the time of origination for the Bank's loan portfolio. The Bank also originates some nonconforming first mortgage loans to serve community needs which are retained in the Banks's portfolio. Adjustable-rate mortgage ("ARMs") loans comprised 62.95% of total loans outstanding on June 30, 1998. For the fiscal year ended June 30, 1998 adjustable-rate loans represented 87.00% of total mortgage loan originations. The Bank also originates nonresidential and multi-family real estate loans. To a much lesser extent, the Bank provides financing for construction loans, commercial loans, home equity loans, and consumer loans. Mortgage loans over $350,000 require approval of the Board of Directors. The Bank uses Office of Thrift Supervision (the "OTS") guidelines as to loan limits. See "- Loans to One Borrower." The Bank plans to increase its consumer and commercial lending. These loans offer income enhancement through higher yields and shorter terms and tend to reprice on a more frequent basis than long-term mortgage loans. The Bank has made a limited amount of these types of loans on what management believes is a conservatively underwritten basis and intends to continue these types of lending to meet the area's credit needs as well as to provide the Bank with short-to intermediate-term investments. Consumer and Commercial loans over $200,000 require approval of the Board of Directors.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                                                    At June 30,
                                                       -------------------------------------------------------------------
                                                                   1998                                  1997
                                                       -----------------------------         -----------------------------
                                                        Amount             Percent            Amount             Percent
                                                                           (Dollars in Thousands)
Mortgage loans
  Residential, one to four family...........            $38,596              77.03%           $39,587              74.86%
  Residential, multifamily..................              4,033               8.05              4,976               9.41
  Nonresidential and land...................              2,513               5.02              2,523               4.77
  Construction..............................              2,980               5.95              3,536               6.69
Non-mortgage loans
  Consumer loans
    Secured personal........................                725               1.45                862               1.63
    Unsecured personal......................                 39                .08                 10               0.02
    Auto....................................                 34                .07                 53               0.10
    Home Improvement........................                 35                .07                 37               0.07
    Equity line.............................              1,023               2.04              1,050               1.99
    Other...................................                 59                .11                 87               0.16
  Commercial
    Secured.................................                 26                .05                 35               0.06
    Unsecured...............................                 43                .08                128               0.24
                                                        -------             ------            -------             ------
      Total loans receivable................            $50,106             100.00%           $52,884             100.00%
                                                                            ======                                ======
Less
  Deferred loan fees........................                 71                                    93
  Undisbursed loans in process..............              1,617                                 1,592
  Allowance for credit losses...............                207                                   217
                                                         ------                               -------
  Loans receivable, net ....................            $48,211                               $50,982
                                                         ======                                ======


         The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $20.1 million and $9.8 million, for the fiscal years ended June 30, 1998 and 1997, respectively. ARMs are shown as maturing based on contractual maturities.

                                   Residential                                                 Consumer
                                      1-4          Multi-     Non-residential                    and
                                Real Estate(1)     Family        and Land       Construction    Other      Total
                                --------------     ------        --------       -------------  --------    -----

Amounts Due:
Within 3 months ................   $     0         $     0         $     0         $   478     $   419     $   897
3 months to 1 Year .............        10               0              10           1,735          55       1,810
                                   -------         -------         -------         -------     -------     -------
   Total due in one year or less        10               0              10           2,213         474       2,707
                                   -------         -------         -------         -------     -------     -------

After 1 year:
  1 to 3 years .................        57               0              24             767         155       1,003
  3 to 5 years .................       492               0             306               0         119         917
  5 to 10 years ................     2,768             948             578               0         151       4,445
  10 to 20 years ...............     9,429           2,444           1,595               0       1,085      14,553
  Over 20 years ................    25,840             641               0               0           0      26,481
                                   -------         -------         -------         -------     -------     -------
   Total due after one year ....    38,586           4,033           2,503             767       1,510      47,399
                                   -------         -------         -------         -------     -------     -------
   Total amount due ............   $38,596         $ 4,033         $ 2,513         $ 2,980     $ 1,984     $50,106
                                   =======         =======         =======         =======     =======     =======

Less:
Allowance for loan loss...............                                                                         207
Loans in process......................                                                                       1,617
Deferred loan fees....................                                                                          71
                                                                                                            ------
  Loans receivable, net...............                                                                     $48,211
                                                                                                           =======


         The following table sets forth the dollar amount at June 30, 1998 of all loans due after June 30, 1999, which have pre-determined interest rates and which have adjustable interest rates.

                                                                       Adjustable
                                                      Fixed Rates         Rates             Total
                                                      -----------         -----             -----
                                                                (In Thousands)
Residential one- to four-family..............            $9,836          $28,750           $38,586
Multi-family.................................             2,197            1,836             4,033
Nonresidential and land .....................             1,618              885             2,503
Construction.................................               767                0               767
Consumer and other...........................               486            1,024             1,510
                                                       --------          -------           -------
  Total(1)...................................           $14,904          $32,495           $47,399
                                                         ======           ======            ======

---------------
(1) Before deductions for unearned discounts, deferred loan costs, net and allowances for loan losses.

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. At June 30, 1998, the Bank had $38.6 million, or 77.03%, of its loan portfolio invested in these loans. The Bank also offers home equity lines of credit secured by one- to four-family residential properties which are discussed below under "-- Consumer and Other Loans." Management believes that this policy of focusing on one- to four-family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

         The Bank offers ARMs that adjust every year and have terms of up to 30 years. Generally, the interest rate adjustments on ARMs are based on the one year Treasury bill index. These ARMs have interest rate floors of 6%, so that the interest rate on such loans cannot adjust below such floors. However, during the fiscal year ended June 30, 1998, the Bank originated some ARMs at interest rates up to 1.00% below such floors, although the initial rates are not below the Bank's costs of funds and do not lead to negative amortization of the balance on such loans. The ARMs originated for the Bank's portfolio carry interest rate ceilings up to 5.00% above the initial interest rate on the loans. The Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers.

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

         Multi-Family and Non-residential Real Estate Loans. The Bank in the past has originated non-residential real estate and multi-family loans; however, this type of lending represents a small portion of the Bank's lending activities. There were $567,000 in non-residential real estate loans originated during the fiscal year ended June 30, 1998. During the same period, the bank originated $100,000 in multi-family loans.

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

         Loans secured by multi-family and non-residential real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential and multi-family real estate is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains personal guarantees. Substantially all of the properties securing the Bank's non-residential and multi-family real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank generally obtains appraisals on each property in accordance with applicable regulations. At June 30, 1998, the largest non-residential or multi-family real estate loan had a balance of $1.1 million and was secured by multi-family apartments and was performing. See "-- Loans to One Borrower."

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, involving non-residential and multi-family properties. These properties are located in the Bank's market area.

         Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence. Loans for speculative housing construction are made to area builders after a background check has been made. The Bank usually will have no more than four construction loans outstanding at any time to any single builder. Construction loans on one- to four-family properties are generally limited to a maximum loan-to-value ratio of 80% and have a maximum maturity of 12 months. Construction loans on non-residential and multi-family properties are generally limited to a maximum loan-to-value ratio of 75% and have a maximum maturity of 18 months. Loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a representative of the Bank. Accrued interest on loan disbursements is paid monthly. At June 30, 1998, the Bank had $1.1 million in construction loans outstanding to builders on a speculative basis, with $407,000 in loans in process (funds being held for construction progress) outstanding and attributed to these loans.

         Construction loans to owners have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties except that the builder must qualify as an approved contractor by the Bank, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Bank against mechanics' liens or whose credit, financial statements and experience have been approved by the Bank. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At June 30, 1998, there was $670,000 outstanding in construction loans to owners with $505,000 outstanding in loans in process allocated to these projects. There were no construction loans originated on nonresidential and multi-family properties during the fiscal year ended June 30, 1998.

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

         The Bank also offers a home equity line of credit, which is a revolving line of credit secured by a first or second mortgage, and which is accessible to the customer by either writing a check or requesting an advance at a branch office of the Bank. The rate on such loans is adjustable monthly.

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

         The aggregate amount of commercial business loans outstanding may not exceed 20% of the Bank's assets, and amounts in excess of 10% of such total assets may be used only for small business loans. As of June 30, 1998, $69,000 or 0.13% of the Bank's loan portfolio was categorized as commercial business loans.

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

         Loan Solicitation, Approval and Processing. The Bank's sources of mortgage loan applications are referrals from existing or past customers, real estate brokers, call-in and walk-in customers, builders and the result of advertising.

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


                                                    Year Ended June 30,
                                                 ----------------------------
                                                   1998                1997
                                                 --------             -------
                                                         (In Thousands)
Total gross loans receivable at
  beginning of period.......................     $52,884              $48,932

Loans originated:
  One- to four-family residential...........      27,544               19,176
  Multi-family residential..................         100                2,102
  Non-residential and land..................         567                    0
  Construction loans........................       3,391                5,108
  Consumer loans............................         526                1,006
                                                --------              -------
    Total loans originated..................      32,128               27,392
                                                  ------               ------

Loans purchased:
  One- to four-family residential...........          28                   11
  Multi-family residential..................           0                    0
  Non-residential and land..................         315                   11
                                                --------            ---------
  Total loans purchased.....................         343                   22
                                                --------            ---------

Loans sold..................................      19,796               10,071
                                                  ------               ------

Other loan activity:
  Loan principal repayments.................     (20,061)             (9,780)
  Other (net)...............................       4,608              (3,611)
                                                --------            --------
  Net other loan activity...................     (15,453)            (13,391)
                                                --------              ------

  Total gross loans receivable at
    end of period...........................     $50,106              $52,884
                                                  ======               ======



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


         Loan Commitments. The Bank issues loan commitments for 60 days or less. No points are normally charged for these commitments. The Bank will consider extended commitment periods and may charge fees based on the length and type of commitment. At June 30, 1998, the Bank had $4.1 million of commitments to finance real estate acquisitions and construction and had contracted to sell $2.4 million of such loans.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Bank recognizes fees and service charges which consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Bank recognized loan servicing fees of $6,500 for the fiscal year ended June 30, 1998. As of June 30, 1998, the Bank had no loan fees deferred under GAAP. As of June 30, 1998, loans serviced for the Virginia Housing Development Authority ("VHDA") totaled $614,000 and loans serviced for FHLMC totaled $321,000.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $1.2 million as of June 30, 1998.

         The Bank's largest group of loans to one borrower at June 30,1998 was $1.1 million which consisted of loans secured by apartments. The second largest group of loans to one borrower was $1.0 million which consisted of loans secured by single family homes, developed building lots, land and a mobile home park. The next largest group of loans to one borrower was $896,000 which consisted of loans secured by single family homes, both completed and under construction, and rental units.

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

         Non-Performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent but on which the Bank is accruing interest at the dates indicated. At June 30, 1998, the Bank had no loans accounted for on a non-accrual basis and no restructured loans within the meaning of SFAS 15.


                                                                                At June 30,
                                                                             -----------------
                                                                              1998        1997
                                                                              ----        ----
                                                                              (In Thousands)

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by one-to four- family dwelling units........       $102        $  0
  All other mortgage loans.............................................          0           0
                                                                             -----        ----
Total..................................................................       $102        $  0
                                                                               ===         ===
Total accruing loans past due 90 days or more..........................       $102        $  0
                                                                               ---         ---
Foreclosed real estate.................................................       $  0        $  0
                                                                               ---         ---
Total non-performing assets............................................       $  0        $ 60
                                                                               ===         ===
Total non-performing loans past due 90 days or more to total loans.....        .00%        .12%
Total non-performing loans past due 90 days or more to total assets....        .00%        .08%
                                                                               ===         ===
Total non-performing assets to total assets............................        .00%        .08%
                                                                               ===         ===


         Classified Assets. The Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watch list because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

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

         The following table provides further information regarding the Bank's classified assets and allowances for credit losses at June 30, 1998.


                                                  (In Thousands)
Special Mention...................                    $    0
Substandard.......................                       302
Doubtful assets...................                         0
Loss assets.......................                         0
General loss allowance............                       207
Specific loss allowance...........                         0
Charge-offs.......................                        43


         All  loans  were   classified  as  substandard  and  were  on  one-  to
four-family residential loans.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of the cost or fair value. The Bank held no foreclosed real estate at June 30, 1998.

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

         The following table sets forth the Bank's allowance for credit losses and related ratios.

                                                                                      At June 30,
                                                                                 1998              1997
                                                                             ----------------  -----------
                                                                                  (Dollars in Thousands)

Total loans............................................................         $50,106            $52,884
                                                                                 =======            ======

Allowance balances (at beginning of period)............................         $    217           $   194
Provision .............................................................               33                23
Net Charge-offs .......................................................              (43)                0
                                                                                 -------            ------
Allowance balance (at end of period)...................................         $    207           $   217
                                                                                 =======            ======
Allowance for credit losses as a percentage of total loans.............              .41%              .41%


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

                                                              At June 30,
                                        --------------------------------------------------------
                                               1998                           1997
                                        --------------------------    --------------------------
                                                     Percent of                     Percent of
                                                    Loans in Each                  Loans in Each
                                                     Category to                    Category to
                                        Amount       Total Loans      Amount        Total Loans
                                        ------       ------------     ------        ------------
                                                    (Dollars in Thousands)
Residential, one-four family.....        $ 142           77.03%        $  87             74.86%
Residential, multifamily.........           20            8.05            50              9.41
Nonresidential and land..........           16            5.02            46              4.77
Construction.....................           14            5.95            13              6.69
Consumer.........................           14            3.82            15              3.97
Commercial.......................           1             0.13             6              0.30
                                          ----          ------          ----            ------
                                         $ 207          100.00%         $217            100.00%
                                         =====          ======          ====            ======

Investment and Mortgage-backed Securities Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At June 30, 1998, the Bank had an investment securities portfolio of approximately $18.8 million, consisting primarily of U.S. government and agency obligations, interest bearing deposits, FHLB stock, and marketable equity securities. The Bank will continue to seek high quality investment securities for liquidity purposes. The Bank seeks high quality investment securities up to 30 years in maturity.

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

         Beginning in 1992, the Bank expanded its investment portfolio to incorporate ARM Mutual Funds, primarily short-term investments. These funds, which primarily invest in adjustable rate mortgage-backed securities, are available for sale and marked to market at the end of each month with all adjustments in value reported to the Board of Directors monthly. At June 30, 1998, the Bank had no funds in the ARM Mutual Funds.


         Mortgage-backed Securities. The Bank has in the past purchased mortgage-backed securities guaranteed by participation certificates issued by the FHLMC and secured by interests in pools of conventional mortgages originated by the Bank. These mortgage backed securities are classified as "held to maturity".

         Mortgage-backed securities are secured by interest in pools of conventional mortgages or government backed mortgage loans originated by other mortgage lenders. The Bank may purchase mortgage-backed securities from FNMA, GNMA and FHLMC and generally classifies them as "available for sale". During the year ended June 30, 1998, the Bank purchased $9.5 million in GNMA mortgage-backed securities.

         Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

         As of June 30, 1998, mortgage-backed securities amounted to $11.2 million or 13.27% of total assets.

Investment and Mortgage-Backed Securities Portfolio

         The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, FHLB stock, and mortgage backed and related securities at the dates indicated. At June 30, 1998, the fair value of the Bank's investment portfolio was $30.7 million.

                                                                               1998               1997
                                                                       ------------------- ------------------
                                                                       Amortized    Fair    Amortized   Fair
                                                                          Cost      Value     Cost      Value
                                                                          ----      -----     ----      -----
                                                                                     (Dollars in Thousands)
Available for sale securities:
  Mutual Fund - AMF Adjustable Rate Securities Portfolio ............   $     0   $     0   $ 1,007   $ 1,006
  US Government & Agency Bonds ......................................     9,750     9,812     5,750     5,751
  Federal Home Loan Bank
            of Atlanta Stock ........................................       961       961       961       961
  FNMA mortgage-backed securities ...................................     1,324     1,369     1,946     1,991
  GNMA mortgage-backed securities ...................................     9,509     9,490         0         0
  Municipal Bonds ...................................................       930       936         0         0
                                                                        -------   -------   -------   -------
                                                                         22,474    22,568     9,664     9,709
                                                                        -------   -------   -------   -------
Held to maturity securities:
  Interest-bearing deposits (1) .....................................     7,840     7,840     6,038     6,038
  FHLMC participation certificates ..................................       318       327       365       374
                                                                        -------   -------   -------   -------
                                                                          8,158     8,167     6,403     6,412
                                                                        -------   -------   -------   -------
                                      Total investment securities ...   $30,632   $30,735   $16,067   $16,121
                                                                        =======   =======   =======   =======

---------------------
(1) Includes time and overnight deposits which are also cash equivalents.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at June 30, 1998.

                             One Year or Less     One to Five Years   More than Five Years       Total Investment Portfolio
                            ------------------    -----------------   --------------------    --------------------------------
                             Amortized Average    Amortized Average    Amortized Average       Amortized   Average       Fair
                               Cost     Yield       Cost     Yield       Cost     Yield          Cost       Yield        Value
                            ---------- -------    --------- ------     --------- -------      -----------  -----------  ------
                                                               (Dollars in Thousands)

Interest-bearing deposits..    $7,344    5.84%      $  496    6.12%     $     0    .00%         $7,840      5.86%      $7,840
US Government &
 agency bonds..............         0     .00        1,250    6.68        8,500    7.25          9,750      7.18        9,812
Mortgage-backed
  securities...............         0     .00            0     .00       11,151    6.55         11,151      6.55       11,186
FHLB Stock.................       961    7.32            0     .00            0     .00            961      7.32          961
Municipal Bonds............        0      .00            0     .00          930    4.78            930      4.78          936
                                -----   -----        -----   -----       ------    ----         ------      ----       ------
  Total....................    $8,305    6.01%      $1,746    6.52%     $20,581    6.76%       $30,632      6.54%     $30,735
                                =====   =====        =====   =====       ======   =====         ======      ====       ======


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

    Noninterest-bearing demand deposit accounts, NOW accounts, money market accounts, regular savings and club accounts constituted $16.4 million, or 23.97% of the Bank's deposit portfolio at June 30, 1998. At that date, certificates of deposit constituted $51.9 million or 76.03% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more, which constituted $5.7 million or 8.37% of the deposit portfolio. The Bank generally negotiates retail rates for certificates of deposit of $95,000 or more.

    The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category presented.

                                                                            At June 30,
                                       ------------------------------------------------------------------------------------------
                                                             1998                                         1997
                                       ------------------------------------------ -----------------------------------------------
                                                                            Weighted                                   Weighted
                                                           Percent          Average                      Percent       Average
                                                           of Total          Nominal                     of Total       Nominal
                                             Amount        Deposits           Rate    Amount             Deposits        Rate
                                             ------        --------           ----    ------             --------        ----
                                                                      (Dollars in Thousands)
Demand accounts:
  Noninterest-bearing demand deposit.     $     953            1.40%            .00% $     739              1.28%         .00%
  NOW................................         4,768            6.98            1.74      4,118              7.11         2.15
  Money market.......................         3,168            4.64            2.96      3,477              6.00         2.96
  Regular savings....................         7,421           10.87            3.00      7,305             12.61         3.00
  Club...............................            60             .08            2.00         66              0.11         2.00
                                           --------         --------                  --------             -----
     Total...........................        16,370           23.97                     15,705             27.11
                                             ------          -------                    ------             -----

  Certificate accounts:
  Fixed rates of interest:
     7 to 91 days....................            87             .12            3.00         77              0.13         3.00
     Over 91 to 180 days.............         2,920            4.28            4.65      3,756              6.49         4.63
     Over 181 to 365 days............        23,491           34.40            5.53     12,980             22.40         5.13
     Over 1 year to 3 years..........        12,162           17.81            5.33     10,220             17.64         5.16
     Over 3 years and up.............           250             .37            5.19        468               .81         5.03
     Other...........................         6,133            8.98            5.55      5,860             10.11         3.57
Variable rates of interest
     Up to 1 year....................             0             .00             .00          0             .00          .00
     Over 1 year.....................         6,532            9.57            5.42      6,370             11.00         6.19
Negotiable rate......................           343             .50            5.56      2,497              4.31         5.11
                                            -------          ------                                       ------
         Total.......................        51,918           76.03                     42,228             72.89
                                            -------          ------                     ------            ------
         Total deposits..............       $68,288          100.00%           4.70%   $57,933            100.00%        4.58%
                                             ======          ======            ====     ======            ======         ====

         The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                                                                       Amount Due
                                 ----------------------------------------------------------------------------------
                                                                                          After
                                    June 30,          June 30,          June 30,         June 30,
                                      1999              2000              2001             2001              Total
                                      ----              ----              ----             ----              -----
                                                                (In Thousands)

3.00-4.00%.................       $      239        $        1        $        0         $      0         $     240
4.01-5.00%.................            3,081                 1                 0                0             3,082
5.01-6.00%.................           40,337             7,731               280               45            48,393
6.01-7.00%.................                0               200                 0                0               200
7.01-8.00%.................                3                 0                 0                0                 3
                                      ------            ------           -------         --------            ------
  Total....................          $43,660           $ 7,933          $    280         $     45           $51,918
                                      ======            ======           =======          =======            ======

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits $100,000 or more by time remaining until maturity as of June 30, 1998.



                                                                Certificates
                                                                 of Deposits
                                                                (In Thousands)
Within three months.......................................           $2,368
Three through six months..................................            1,174
Six through twelve months.................................            1,550
Over twelve months........................................              625
                                                                     ------
                                                                     $5,717
                                                                     ======


         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may also obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds and to use for investment activities. Advances from the FHLB of Atlanta would typically be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1998, the Bank had $7.0 million in outstanding advances from FHLB. The Bank had a $575,000 outstanding balance on a note payable to the Company as of June 30, 1998.

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

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 1998, the Bank was authorized to invest up to approximately $1.7 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of June 30, 1998, the net book value of the Bank's investment in its service corporation was approximately $13,000.

         The Bank has one subsidiary, Southwest Virginia Service Corporation, Inc. which was incorporated in 1975 in the Commonwealth of Virginia and is engaged in the sale of annuities. The service corporation previously offered credit life and disability insurance to the borrowers of the Bank. The income from this subsidiary was $3,000 for the fiscal year ended June 30, 1998.

Employees

         As of June 30, 1998, the Bank had 33 full-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good. Regulation

         Set forth below is a brief description of certain laws which are related to the regulation of the Company and the Bank. The following description does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. The Company files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other savings association insured by the Savings Association Insurance Fund (SAIF")) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

Bank Regulation

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

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

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Effective September 30, 1995, the FDIC lowered the insurance premium of BIF insured deposits to a range of between 0.04% and 0.31% of deposits with the result that most commercial banks would pay the lowest rate of 0.04%. Effective January 1, 1996, the annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Savings Bank recorded a $355,000 pre-tax expense for this assessment at September 30 1996. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to approximately .065% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect of the dividend would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (I) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test or the definition of a domestic building and loan association under Section 7701 of the Internal Revenue Code (the "Code"). If the Bank maintains an appropriate level of qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of qualified thrift investments is 65% of assets while the Code requires investments of 60% of assets.

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

         The Bank obtains rental income through the leasing of space in its main office building. During the fiscal year ended June 30, 1998, such rental income was $98,000.

         In the opinion of the management of the Bank, all properties listed are adequately covered by insurance.

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

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters.

         The information contained under the section captioned "Stock Price Information" on page 1of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "Annual Report"), is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation. The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 and 7 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements.

         The following report and financial statements of the Company are incorporated by reference from the Annual Report.

Report of Independent Auditors

Statement of Financial Condition as of the Fiscal Years Ended
  June 30, 1998 and 1997

Statement of Operations for the Fiscal Years Ended
  June 30, 1998, 1997 and 1996

Statement of Changes in Stockholders' Equity for the Fiscal Years Ended June 30,
  1998, 1997 and 1996

Statement of Cash Flows for the Fiscal Years
  Ended June 30, 1998, 1997 and 1996

Notes to Financial Statements

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on October 14, 1998 (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 13. Exhibits, List and Reports on Form 8-K.

         (a)      Exhibits

                   3.1     Articles of Incorporation of SWVA Bancshares, Inc.*
                   3.2     Bylaws of SWVA Bancshares, Inc.**
                  10.1     Employment Agreement with B.L. Rakes
                  10.2     Supplemental Executive Retirement Plan for B.L. Rakes***
                  10.3     Supplemental Executive Retirement Plan for Barbara C. Weddle***
                  10.4     1994 Stock Option Plan****
                  10.5     Management Stock Bonus Plan****
                  10.6     1998 Directors Stock Compensation Plan*****
                  13       Annual Report to Stockholders for the fiscal year ended June 30, 1998
                  21       Subsidiaries of the Registrant***
                  23       Consent of Cherry Bekaert & Holland L.L.P.
                  27       Financial Data Schedule

----------------
* Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (SEC File No. 33-80434) filed with the SEC on June 17, 1994.
** Incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-QSB (SEC File No. 0-24674) filed with the SEC for the fiscal quarter ended December 31, 1997.
*** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB (SEC File No. 0-24674) filed with the SEC for the fiscal year ended June 30, 1995.
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB (SEC File No. 0-24674) for the fiscal year ended June 30, 1997.
*****Incorporated by reference to Exhibit 10.1 of the  Registrant's  Form 10-QSB
     (SEC File No. 0-24674) filed with the SEC for the fiscal quarter ended March 31, 1998.

         (b) In the last quarter of the fiscal year ended June 30, 1998, no reports on Form 8-K were filed by the Registrant with the SEC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SWVA BANCSHARES, INC.



                            By:      /s/ B.L. Rakes
                                     -------------------------------------------

                                     B.L. Rakes
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, and Director
                                     (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 25, 1998.



/s/ Barbara C. Weddle                /s/ B.L. Rakes
-----------------------------------  -------------------------------------------
Barbara C. Weddle                    B.L. Rakes
Senior Vice President and Secretary  President, Chief Executive Officer,
                                     Chief Financial Officer, and Director
                                     (Principal Executive and Financial Officer)


/s/ Mary G. Staples                  /s/ John L. Hart
-----------------------------------  -------------------------------------------
Mary G. Staples                      John L. Hart
Principal Accounting Officer         Chairman of the Board



/s/ F. Courtney Hoge                 /s/ James H. Brock
-----------------------------------  -------------------------------------------
F. Courtney Hoge                     James H. Brock
Director                             Director



/s/ Glen C. Combs                    /s/ Michael M. Kessler
-----------------------------------  -------------------------------------------
Glen C. Combs                        Michael M. Kessler
Director                             Director