Form 10QSB
period 1998-09-30
SWVA BANCSHARES INC
filed 1998-11-16
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


             for the transition period from __________ to _________



                         Commission File Number 0-24674
                                                --------


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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998: $0.10 par value - 493,112 common shares.

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


Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 1998 and June 30, 1998
                  (unaudited)                                           1

                  Consolidated Statements of Income for the
                  Three Months Ended September 30, 1998 and
                  September 30, 1997 (unaudited)                        2

                  Consolidated Statements of Comprehensive Income
                  for the Three Months Ended September 30, 1998 and
                  September 30, 1997 (unaudited)                        3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 1998 and
                  September 30, 1997 (unaudited)                        4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                  5




Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7

PART II. OTHER INFORMATION                                             10
         =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets
                                                       Sept 30         June 30
                                                       -------         -------
                                                         1998            1998
                                                       -------         -------
                                                             (Unaudited)
Cash and cash equivalents                             $ 1,824          $ 3,193
Interest-bearing deposits                               6,396            5,897
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                     303              318
  Available for Sale, at fair value                    20,842           21,607
  Restricted at cost                                      961              961
Loans held for sale                                     1,630            1,608
Loans receivable, net                                  47,390           48,211
Property and equipment, net                             1,641            1,662
Accrued interest receivable                               581              565
Prepaid expenses and other assets                         315              365
                                                     --------         --------
    Total assets                                      $81,883          $84,387
                                                     ========         ========

                      Liabilities and Stockholders' Equity

Deposits                                              $65,702          $68,288
Advances from Federal Home Loan Bank                    7,000            7,000
Advances from borrowers
  for taxes and insurance                                 438              243
Other liabilities and deferred income                     457              529
                                                     --------         --------
    Total liabilities                                  73,597           76,060
                                                     --------         --------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000
   shares authorized,  493,112 outstanding
   as of September 30, 1998 and 496,887
   outstanding as of June 30, 1998                         49               50
Additional paid-in capital                              3,991            4,050
Dividends declared and paid                               (98)            (623)
Less unearned ESOP shares (27,385 shares)                (274)            (274)
Less unearned MSBP shares (17,537 shares)                (299)            (299)
Retained earnings
 (substantially restricted)                             4,827            5,365
Valuation allowance
  marketable equity securities                             90               58
                                                     --------         --------
Total Stockholders' Equity                              8,286            8,327
                                                      -------         --------

  Total Liabilities
        and Stockholders' Equity                      $81,883          $84,387
                                                     ========         ========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)


                                                                                Three Months Ended
                                                                                      Sept 30
                                                                                ------------------
                                                                                1998          1997
                                                                                ----          ----
                                                                                    (Unaudited)
Interest income
  Loans                                                                        $1,001        $1,095
  Mortgage-backed and related securities                                          153            46
  U. S. Government obligations including agencies                                 165           107
  Municipal Bonds                                                                  12             0
  Other investments, including overnight deposits                                 162           145
                                                                                -----         -----
Total interest income                                                           1,493         1,393
                                                                                =====         =====
Interest expense
  Deposits                                                                        790           671
  Borrowed funds                                                                   99            47
                                                                                -----         -----
         Total interest expense                                                   889           718
                                                                                -----         -----

         Net interest income                                                      604           675

         Provision for credit losses                                                3            24
                                                                                -----         -----
         Net interest income after
           provision for credit losses                                            601           651
                                                                                -----         -----

Noninterest income
  Loan and other customer service fees                                             37            32
  Gain on sale of mortgage loans                                                   79            46
  Gross rental income                                                              26            25
  Loss (gain) on Available for Sale Investments                                     0           (17)
  Other                                                                             7             0
                                                                                -----         -----
         Total noninterest income                                                 149            86
                                                                                -----         -----

Noninterest expenses
  Personnel                                                                       352           318
  Office occupancy and equipment                                                   85            74
  Data processing                                                                  55            31
  Federal insurance of accounts                                                    10             5
  Other                                                                           111           122
                                                                                -----         -----
         Total noninterest expenses                                               613           550
                                                                                -----         -----

         Income before income taxes                                               137           187
         Provision for income taxes                                                52            71
                                                                                -----         -----

         Net income                                                            $   85        $  116
                                                                                =====         =====

Basic earnings per share                                                          .18           .24
Diluted earnings per share                                                        .18           .24
Cash dividends per share                                                          .20          1.15

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In Thousands)


                                             Three Months Ended
                                                  Sept 30,
                                             ------------------
                                             1998          1997
                                             ----          ----
                                                 (Unaudited)

Net Income                                   $ 85         $ 116

Other comprehensive income, net of tax

        Unrealized gains on securities         20            25
                                             ----          ----

Comprehensive Income                         $ 105        $ 141
                                              ====         ====

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                             Sept 30
                                                                                       ------------------
                                                                                       1998         1997
                                                                                           (Unaudited)
Operating Activities
    Net Income                                                                    $     85        $    116
Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        Provision for credit losses                                                      3              24
        Provision for depreciation and amortization                                     26              22
        Provision for Deferred Income Tax                                                0               0
        Loans Originated for Sale                                                   (6,710)         (3,695)
        Proceeds from sales of loans originated for sale                             6,766           3,935
        Gain on Sale of Loans, from fees                                               (79)            (46)
        Gain on Sale of Real Estate                                                      0               0
        Gain on Disposal of Property and Equipment                                       0               1
        Net gain on sale of investments, available for sale                              0             (17)
        Net (increase) decrease in Other Assets                                         50             (12)
        Net increase (decrease) in Other Liabilities                                   132             135
                                                                                   -------          ------
      Net cash provided by (used in) operating activities                              273             463
                                                                                    ------          ------

Investing activities
    Proceeds from sale of property and equipment                                         0               0
    Proceeds from maturity of investments
        and interest-bearing deposits                                                1,871           1,089
    Proceeds from sale of available for sale investments                             3,250           2,757
    Purchase of investments and interest-bearing deposits                           (2,370)         (2,250)
    Purchase of available for sale investments                                      (3,000)         (1,961)
    Proceeds from sale of foreclosed real estate                                         0               0
    Purchase of foreclosed real estate                                                   0               0
    Purchase of property and equipment                                                  (5)             (1)
    Net (increase) decrease in loans                                                   819           1,967
    Purchase of loans                                                                    0               0
    Principal repayments on Mortgage Backed Securities                                 546              80
                                                                                    ------         -------
        Net cash provided by (used in) investing activities                          1,111           1,681
                                                                                    ------         -------

Financing activities
    Curtailment of advances and other borrowings                                         0          (1,500)
    Proceeds from advances and other borrowings                                          0           2,500
    Net increase (decrease) in savings deposits                                     (2,586)            718
    Repurchase of stock                                                                (68)              0
    Dividends paid                                                                     (99)           (588)
                                                                                    -------        -------
    Net cash used in financing activities                                           (2,753)          1,130
                                                                                    -------        -------

Increase (decrease) in cash and cash equivalents                                    (1,369)          3,274

Cash and cash equivalents at beginning of period                                     3,193           1,276
                                                                                   -------         -------

Cash and cash equivalents at end of period                                        $  1,824        $  4,550
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

NOTE 2 -- STOCK REPURCHASE

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

During the quarter ended September 30, 1998, the Company repurchased 3,775 shares of common stock in the open market at an aggregate purchase price of approximately $68,000. The amount repurchased represented approximately 0.76% of the Company's total shares outstanding prior to the repurchase.

NOTE 3 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                       Three Months Ended
                                                                       ------------------
                                                                          September 30,
                                                                          -------------
                                                                      1998           1997
                                                                      ----           ----

         Numerator:
 (a) Net income available to shareholders                         $     85       $    116
                                                                   =======        =======

         Denominator:
         Weighed-average shares outstanding                        495,899        540,984
         Less: ESOP weighed-average shares outstanding             (27,385)       (31,951)
                                                                   -------        -------

(b) Basic EPS weighed-average shares outstanding                   468,514        479,033

         Effect of dilutive securities:
         Incremental shares attributable to the Stock Option         3,627          3,353
         Plan and Management Stock Bonus Plan                        1,429            994
                                                                   -------        -------

(c) Diluted EPS weighed-average shares outstanding                 473,570        483,380
                                                                   =======        =======
         Basic earnings per share (a/b)                           $    .18       $    .24
                                                                   =======        =======
         Diluted earnings per share (a/c)                         $    .18       $    .24
                                                                   =======        =======

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement on Reporting Comprehensive Income
Effective July 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes certain disclosure of certain financial information that has historically not been recognized in the calculation of net income.

The Company had unrealized gains on securitise held as available for sale, for the three months ended September 30, 1998 and 1997, of $32,000 and $41,000 respectively. The before tax and after tax amount, as well as the tax (expense) is summarized below.

                                        Before              Tax            After
                                         Tax              Expense           Tax
                                         ---              -------           ---

Three months ended September 30, 1998:
  Unrealized gains on securities        $ 32               ($12)          $ 20

Three months ended September 30, 1997:
  Unrealized gains on securities        $ 41               ($16)          $ 25

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1998 and June 30, 1998

Total assets decreased $2.5 million or 2.97% from $84.4 million at June 30, 1998 to $81.9 million at September 30, 1998. Net loans receivable decreased $800,000 or 1.70% to $47.4 million at September 30, 1998 from $48.2 million at June 30, 1998 due primarily to the existing low interest rate environment in which management elected to retain fewer new mortgage originations in the loan portfolio.
                                                         .
Interest-bearing deposits increased $500,000 or 8.46% to $6.4 million at September 30, 1998 from $5.9 million at June 30, 1998 due mainly to an increase in cash available from growth in Jumbo certificates of deposit. Cash and cash equivalents decreased $1.4 million or 42.88% from $3.2 million at June 30, 1998 to $1.8 million at September 30, 1998 due mainly to maturing customer deposits that were not renewed because of lower repricing by management. Held to Maturity Investments decreased $15,000 from $318,000 at June 30, 1998 to $303,000 at September 30, 1998. Available for Sale Investments decreased $765,000 from $21.6 million at June 30, 1998 to $20.8 million at September 30, 1998 due to principal paybacks on Mortgage Backed Securities and the exercise of a call feature on an investment.

There were no non-performing assets at September 30, 1998 and June 30, 1998. Classified assets totaled $308,000. All were classified as substandard and were on single family mortgage loans.

Deposits decreased $2.6 million, or 3.79% from $68.3 million at June 30, 1998 to $65.7 million at September 30, 1998 due mainly to a decrease in funds in certificates of deposits. This decrease was the result of lower repricing to reflect downward movements in interest rates nationally and locally. Core deposits were $16.2 million or 24.66% of total savings.

At September 30, 1998, there were $7.0 million outstanding in advances from the Federal Home Loan Bank of Atlanta.

Advances from borrowers for taxes and insurance increased $195,000 or 80.25% due to the accumulation of escrow for real estate taxes to be paid during the quarter ending December 31, 1998. Other liabilities and deferred income decreased $72,000 or 13.61%.

Results of Operations for the three months ended September 30, 1998
-------------------------------------------------------------------
and September 30, 1997
----------------------

         Net Income Net income decreased $31,000 or 26.72%, from $116,000 for the three months ended September 30, 1997 to $85,000 for the three months ended September 30, 1998. The decrease was mainly due to higher expenses for personnel including a new chief operations officer, data processing and an increase in interest expense for deposits and borrowings.

         Interest Income Interest income increased $100,000, or 7.18%, from $1.4 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998. The increase was mainly a result in the increase in earnings on a larger investment base offset by a reduction in mortgage loans in the Bank's portfolio.

         Interest Expense Interest expense increased $171,000 or 23.82% from $718,000 for the three months ended September 30, 1997 to $889,000 for the three months ended September 30, 1998. The increase was due mainly to an increase in deposits and an increase in borrowed funds.

         Net Interest Income Net interest income decreased by $71,000 or 10.52% from $675,000 for the three months ended September 30, 1997 to $604,000 for the three months ended September 30, 1998. The decrease was mainly due to increased interest paid on deposits and borrowed funds and decreased income on mortgage loans offset by increased income on investment securities.

         Provision for Credit Losses The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended September 30,1998. The allowance for credit losses was $210,000 at September 30, 1998. The Bank made an addition of $24,000 to the provision for credit losses for the quarter ended September 30, 1997. The addition was made due to a loss of $44,000 on a delinquent real estate loan. After the deduction of the loss, the allowance for credit losses was $197,000.

Results of Operations for the three months ended September 30, 1998
-------------------------------------------------------------------
and September 30, 1997, cont.
-----------------------------

      Non-interest Income Non-interest income increased by $63,000, or 73.26% from $86,000 for the three months ended September 30, 1997 to $149,000 for the three months ended September 30, 1998. The increase was mainly due to an increase in gains on the sale of mortgage loans during the quarter ended September 30, 1998 offset by a loss on investment securities during the quarter ended September 30, 1997.

         Non-interest Expense Non-interest expense increased by $63,000, or 11.45% from $550,000 for the three months ended September 30, 1997 to $613,000 for the three months ended September 30, 1998, mainly due to an increase in personnel expense and data processing expense.

         Provision for income taxes The provision for income taxes for the three months ended September 30, 1998 was $52,000 compared to $71,000 for the three months ended September 30, 1997. The decrease was due to decreased income for the quarter ended September 30, 1998.


Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at September 30, 1998:

                                                                                                         Percent of
                                                                                                         ----------
                                                                                  Amount                     Assets
                                                                                  ------                     ------

                  GAAP Capital....................                                $7,777                      9.45%
                                                                                   =====                     =====

                  Tangible Capital................                                $7,777                      9.45%
                  Tangible Capital Requirement....                                 1,234                      1.50%
                                                                                   -----                     -----
                  Excess..........................                                $6,543                      7.95%
                                                                                   =====                     =====

                  Core Capital....................                                $7,777                      9.45%
                  Core Capital Requirement........                                 2,468                      3.00%
                                                                                   -----                     -----
                  Excess..........................                                $5,309                      6.45%
                                                                                   =====                     =====

                  Total Risk-Based Capital........                                $7,987                     21.02%
                  Risk-Based Capital Requirement..                                 3,039                      8.00%
                                                                                   -----                     -----
                  Excess..........................                                $4,948                     13.02%
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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 19.62% at September 30, 1998 and 22.94% as of June 30, 1998.

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

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                     PART II

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

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

                                         SWVA Bancshares, Inc.


Date: November 13, 1998                  By: /s/  B. L. Rakes
                                             -----------------------------------
                                             B. L. Rakes
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             and Director




Date: November 13, 1998                  By: /s/  Mary G. Staples
                                             -----------------------------------
                                             Mary G. Staples
                                             Controller/Treasurer
                                             Principal Financial Officer