Form 10QSB/A
period 1998-09-30
SWVA BANCSHARES INC
filed 1998-12-23
CIK 925656

FORM 10-QSB/A

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

         The goal of management is to increase the profits of the Bank by expanding its services, forming a Commercial Loan Department and improving its delivery system for other loans and products. In doing so, management expects non-interest expense will increase by a material amount over the next few quarters. These expenses, including expenses for new equipment and personnel, will likely reduce net income compared to prior periods. Management feels these expenses are necessary in order to provide the level of financial services that is required to nurture growth and increase profitability, thereby enhancing shareholder value. This statement concerning these changes is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement.

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

                                         SWVA Bancshares, Inc.


Date: ^December 22, 1998                 By: /s/  B. L. Rakes
      ------------------                     -----------------------------------
                                             B. L. Rakes
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             and Director




Date: ^December 22, 1998                 By: /s/  Mary G. Staples
      ------------------                     -----------------------------------
                                             Mary G. Staples
                                             Controller/Treasurer
                                             Principal Financial Officer