Form 10QSB
period 1998-12-31
SWVA BANCSHARES INC
filed 1999-02-12
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1998
                                               -----------------

                                       OR


(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934


           for the transition period from              to
                                          ------------    ------------


                         Commission File Number 0-24674
                                                -------


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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1999: $0.10 par value - 493,112 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
      ---          ---

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

        ================================================================



PART I.  FINANCIAL INFORMATION                                              PAGE
         =====================                                              ====


Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at December 31, 1998 and June 30, 1998
                  (unaudited)                                                  1

                  Consolidated Statements of Income for the Three
                  and Six Months Ended December 31, 1998 and
                  December 31, 1997 (unaudited)                                2

                  Consolidated Statements of Comprehensive Income
                  for the Three and  Six Months Ended December 31, 1998
                  and December 31, 1997 (unaudited)                            3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1998 and
                  December 31, 1997 (unaudited)                                4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                         5



Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


PART II. OTHER INFORMATION                                                    12
         =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                    Assets
                                                      Dec 31     June 30
                                                      ------     -------
                                                       1998       1998
                                                       ----       ----
                                                   (Unaudited)
Cash and cash equivalents                           $  7,069    $  3,193
Interest-bearing deposits                              5,899       5,897
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                    297         318
  Available for Sale, at fair value                   19,781      21,607
  Restricted at cost                                     961         961
Loans held for sale                                    1,751       1,608
Loans receivable, net                                 46,593      48,211
Property and equipment, net                            1,637       1,662
Accrued interest receivable                              495         565
Prepaid expenses and other assets                        323         365
                                                    --------    --------

    Total assets                                    $ 84,806    $ 84,387
                                                    ========    ========

         Liabilities and Stockholders' Equity
Deposits                                            $ 66,699    $ 68,288
Advances from Federal Home Loan Bank                   9,000       7,000
Advances from borrowers
  for taxes and insurance                                205         243
Other liabilities and deferred income                    507         529
                                                    --------    --------

    Total liabilities                                 76,411      76,060
                                                    --------    --------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value,  2,225,000
   shares authorized,  493,112 outstanding
   as of December 31, 1998 and 496,887
   outstanding as of June 30, 1998                        49          50
Additional paid-in capital                             3,982       4,050
Dividends declared and paid                              (89)       (623)
Less unearned ESOP shares (27,385 shares)               (274)       (274)
Less unearned MSBP shares (14,895 shares)               (254)       (299)
Retained earnings
 (substantially restricted)                            4,938       5,365
Valuation allowance
  marketable equity securities                            43          58
                                                    --------    --------

  Total Stockholders' Equity                           8,395       8,327
                                                    --------    --------
  Total Liabilities
        and Stockholders' Equity                    $ 84,806    $ 84,387
                                                    ========    ========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                      Three Months           Six Months
                                                                    Ended
                                                                 December 31
                                                    --------------------------------------
                                                      1998      1997      1998      1997
                                                      ----      ----      ----      ----
                                                                 (Unaudited)
Interest Income
  Loans                                             $ 1,000   $ 1,041   $ 2,001   $ 2,136
  Mortgage-backed and related securities                158        43       311        89
  U.S. Government obligations including agencies        149       182       314       289
  Municipal Bonds                                        12         1        24         1
  Other investments, including overnight deposits       158       157       320       302
                                                    -------   -------   -------   -------
         Total interest income                        1,477     1,424     2,970     2,817
                                                    -------   -------   -------   -------

Interest expense
  Deposits                                              740       719     1,530     1,390
  Borrowed funds                                        124        70       223       117
                                                    -------   -------   -------   -------
         Total interest expense                         864       789     1,753     1,507
                                                    -------   -------   -------   -------

Net interest income                                     613       635     1,217     1,310
Provision for credit losses                               3         3         6        27
                                                    -------   -------   -------   -------

Net interest income after
  provision for credit losses                           610       632     1,211     1,283
                                                    -------   -------   -------   -------

Noninterest income
  Loan and other customer service fees                   38        31        75        63
  Gain on sale of mortgage loans                        128        28       207        74
  Gross rental income                                    25        25        51        50
  Gain (loss) on Available for Sale Investments           0         0         0       (17)
  Other                                                   2         0         9         0
                                                    -------   -------   -------   -------
         Total noninterest income                       193        84       342       170
                                                    -------   -------   -------   -------

Noninterest expenses
  Personnel                                             348       299       700       617
  Office occupancy and equipment                         82        74       167       148
  Data processing                                        56        42       111        73
  Federal insurance of accounts                          10        13        20        18
  Other                                                 126       103       237       225
                                                    -------   -------   -------   -------
         Total noninterest expenses                     622       531     1,235      1,081
                                                    -------   -------   -------   -------

         Income before income taxes                     181       185       318       372
         Provision for income taxes                      70        70       122       141
                                                    -------   -------   -------   -------

         Net Income                                 $   111   $   115   $   196   $   231
                                                    =======   =======   =======   =======

Basic earnings per share                                .24       .24       .42       .48
Diluted earnings per share                              .24       .24       .42       .48
Cash dividends per share                                .00       .00       .20      1.15

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                    Three Months      Six Months
                                                                Ended
                                                             December 31
                                                  --------------------------------
                                                    1998     1997    1998     1997
                                                    ----     ----    ----     ----
                                                              (Unaudited)

Net Income                                         $ 111    $ 115   $ 196    $ 231

Other comprehensive income, net of tax
         Unrealized gains (losses) on securities     (47)      10     (15)      50
                                                   -----    -----   -----    -----

Comprehensive Income                               $  64    $ 125   $ 105    $ 281
                                                   =====    =====   =====    =====

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                Six Months Ended
                                                                       Dec 31
                                                              ---------------------
                                                                  1998        1997
                                                                  ----        ----
                                                                   (Unaudited)
Operating Activities
    Net Income                                                $    196    $    231
Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        MSBP Shares Allocated                                       45          44
        Provision for credit losses                                  6          27

        Provision for depreciation and amortization                 52          49
        Provision for Deferred Income Tax                            0           0
        Loans Originated for Sale                              (16,780)     (6,527)
        Proceeds from sales of loans originated for sale        16,843       6,602
        Gain on Sale of Loans, from fees                          (207)        (74)
        Gain on Sale of Real Estate                                  0           0
        Gain on Disposal of Property and Equipment                   0           1
        Net gain on sale of investments, available for sale          0         (17)
        Net (increase) decrease in Other Assets                    135         (34)
        Net increase (decrease) in Other Liabilities               (59)       (164)
                                                              --------    --------
      Net cash provided by (used in) operating activities          231         138
                                                              --------    --------

Investing activities
    Proceeds from sale of property and equipment                     0           0
    Proceeds from maturity of investments
        and interest-bearing deposits                            3,160       3,271
    Proceeds from sale of available for sale investments         7,250       3,257
    Purchase of investments and interest-bearing deposits       (3,162)     (3,652)
    Purchase of available for sale investments                  (6,996)     (9,271)
    Proceeds from sale of foreclosed real estate                     0           0
    Purchase of foreclosed real estate                               0           0
    Purchase of property and equipment                             (28)        (23)
    Net (increase) decrease in loans                             2,025       2,335
    Purchase of loans                                             (413)          0
    Principal repayments on Mortgage Backed Securities           1,556         160
                                                              --------    --------
        Net cash provided by (used in) investing activities      3,392      (3,923)
                                                              --------    --------

Financing activities
    Curtailment of advances and other borrowings                (1,000)     (1,500)
    Proceeds from advances and other borrowings                  3,000       2,500
    Net increase (decrease) in savings deposits                 (1,589)      6,879
    Repurchase of stock                                            (68)          0
    Dividends paid                                                 (90)       (535)
                                                              --------    --------
    Net cash used in financing activities                          253       7,344
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                 3,876       3,559

Cash and cash equivalents at beginning of period                 3,193       1,276
                                                              --------    --------

Cash and cash equivalents at end of period                    $  7,069    $  4,835
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
Operating results for the six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

During the quarter ended September 30, 1998, the Company repurchased 3,775 shares of common stock in the open market at an aggregate purchase price of approximately $68,000. The amount repurchased represented approximately 0.76% of the Company's total shares outstanding prior to the repurchase. No shares were repurchased during the quarter ended December 31, 1998.

NOTE 3 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                    Three Months             Six Months
                                                                                   Ended
                                                                                December 31,
                                                                ---------------------------------------------
                                                                   1998        1997       1998          1997
                                                                   ----        ----       ----          ----
                                                                                 (Unaudited)
         Numerator:
(a) Net income available to shareholders                        $     111   $     115    $     196  $     231
                                                                 ========    ========     ========   ========

         Denominator:
         Weighed-average shares outstanding                       493,112     510,984     494,511     510,984
         Less: ESOP weighed-average shares outstanding            (27,385)    (31,951)    (27,385)    (31,951)
                                                                 --------    --------    --------    --------

(b) Basic EPS weighed-average shares outstanding                  465,727     479,033     467,126     479,033

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option          0       6,527           0       5,013
           Plan and Management Stock Bonus Plan                         0       1,950           0       1,494
                                                                 --------    --------    --------    --------

(c) Diluted EPS weighed-average shares outstanding                465,727     487,510     467,126     485,540
                                                                 ========    ========    ========    ========

         Basic earnings per share (a/b)                          $    .24    $    .24    $    .42    $    .48
                                                                 ========    ========    ========    ========

         Diluted earnings per share (a/c)                        $    .24    $    .24    $    .42    $    .48
                                                                 ========    ========    ========    ========

NOTE 4 -- RECENT ACCOUNTING PRONOUNCEMENTS

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


                                                              Tax
                                                  Before   (Expense)   After
                                                   Tax      Benefit     Tax
                                                   ---      -------     ---


Three months ended December 31, 1998:
         Unrealized gains (losses) on securities   ($64)     $ 17      ($47)

Three months ended December 31, 1997:
         Unrealized gains (losses) on securities   $ 17      ($ 7)     $ 10



Six months ended December 31, 1998:
         Unrealized gains (losses) on securities   ($24)     $  9      ($15)

Six months ended December 31, 1997:
         Unrealized gains (losses) on securities   $ 76      ($26)     $ 50

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 1998 and June 30, 1998
------------------------------------------------------------------------

Total assets increased $419,000 or .49% from $84.4 million at June 30, 1998 to $84.8 million at December 31, 1998. Net loans receivable decreased $1.6 million or 3.35% to $46.6 million at December 31, 1998 from $48.2 million at June 30, 1998 due primarily to the existing low interest rate environment in which management elected to retain fewer new mortgage originations in the loan portfolio.

Cash and cash equivalents increased $3.9 million or 121.39% from $3.2 million at June 30, 1998 to $7.1 million at December 31, 1998 due to cash flow from loan payments and payoffs, as well as matured or "called" investments, and management has elected to utilize overnight investments until the direction of interest rates can be better determined. Held to Maturity Investments decreased $21,000 from $318,000 at June 30, 1998 to $297,000 at December 31, 1998. Available for Sale Investments decreased $1.8 million from $21.6 million at June 30, 1998 to $19.8 million at December 31, 1998 due to principal paybacks on Mortgage Backed Securities and the exercise of a call feature on several investments.

There were no non-performing assets at December 31, 1998 and June 30, 1998. Classified assets totaled $328,000. All were classified as substandard and were on single family mortgage loans.

Deposits decreased $1.6 million, or 2.33% from $68.3 million at June 30, 1998 to $66.7 million at December 31, 1998 due mainly to a decrease in funds in certificates of deposits. This decrease was the result of lower repricing to reflect downward movements in interest rates nationally and locally. Core deposits were $18.7 million or 28.02% of total savings.

At December 31, 1998, there were $9.0 million outstanding in advances from the Federal Home Loan Bank of Atlanta. The increase in advances of $2.0 million was due to management taking opportunity to obtain some long-term funding at reasonable costs.

Advances from borrowers for taxes and insurance decreased $38,000 or 15.63% due to the payment of real estate taxes paid from escrow during the quarter ending December 31, 1998. Other liabilities and deferred income decreased $22,000 or 4.15%.

Results of Operations for the three months ended December 31, 1998
------------------------------------------------------------------
and December 31, 1997
---------------------

         Net Income Net income decreased $4,000 or 3.48%, from $115,000 for the three months ended December 31, 1997 to $111,000 for the three months ended December 31, 1998. The decrease was mainly due to higher expenses for personnel including a chief operations officer, data processing and an increase in interest expense for deposits and borrowings offset by an increase in gain on sale of mortgage loans.

         Interest Income Interest income increased $53,000, or 3.72%, from $1.4 million for the three months ended December 31, 1997 to $1.5 million for the three months ended December 31, 1998. The increase was mainly a result in the increase in earnings on a larger investment base offset by a reduction in mortgage loans in the Bank's portfolio.

         Interest Expense Interest expense increased $75,000 or 9.51% from $789,000 for the three months ended December 31, 1997 to $864,000 for the three months ended December 31, 1998. The increase was due mainly to an increase in deposits and an increase in borrowed funds.

         Net Interest Income Net interest income decreased by $22,000 or 3.46% from $635,000 for the three months ended December 31, 1997 to $613,000 for the three months ended December 31, 1998. The decrease was mainly due to increased interest paid on a larger deposit base and borrowed funds and decreased income on mortgage loans offset by increased income on investment securities.

         Provision for Credit Losses The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended December 31,1998. The allowance for credit losses was $213,000 at December 31, 1998. The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended December 31, 1997. The allowance for credit losses was $200,000 at December 31, 1997.

Results of Operations for the three months ended December 31, 1998
------------------------------------------------------------------
and December 31, 1997, cont.
----------------------------

         Non-interest Income Non-interest income increased by $109,000, or 129.76% from $84,000 for the three months ended December 31, 1997 to $193,000 for the three months ended December 31, 1998. The increase was mainly due to an increase in gains on the sale of mortgage loans during the quarter ended December 31, 1998.

         Non-interest Expense Non-interest expense increased by $91,000, or 17.14% from $531,000 for the three months ended December 31, 1997 to $622,000 for the three months ended December 31, 1998, mainly due to an increase in personnel expense, data processing, advertising, audit and office equipment and supply expenses.

         Provision for income taxes The provision for income taxes for the three months ended December 31,1998 and December 31, 1997 was $70,000.

Results of Operations for the six months ended December 31, 1998
----------------------------------------------------------------
and December 31, 1997
---------------------

         Net Income Net income decreased $35,000 or 15.15%, from $231,000 for the six months ended December 31, 1997 to $196,000 for the six months ended December 31, 1998. The decrease was mainly due to higher expenses for personnel including a chief operations officer, data processing and an increase in interest expense for deposits and borrowings. These expenses were offset by an increase in gain on sale of mortgage loans.

         Interest Income Interest income increased $153,000, or 5.43%, from $2.8 million for the six months ended December 31, 1997 to $3.0 million for the six months ended December 31, 1998. The increase was mainly a result in the increase in earnings on a larger investment base offset by a reduction in mortgage loans in the Bank's portfolio.

         Interest Expense Interest expense increased $246,000 or16.32% from $1.5 million for the six months ended December 31, 1997 to $1.8 million for the six months ended December 31, 1998. The increase was due mainly to an increase in deposits and an increase in borrowed funds during the 3 months ended December 31, 1998.

         Net Interest Income Net interest income decreased by $93,000 or 7.10% from $1.3 million for the six months ended December 31, 1997 to $1.2 million for the six months ended December 31, 1998. The decrease was mainly due to increased interest paid on a larger deposit base and borrowed funds and decreased income on mortgage loans offset by increased income on investment securities.

         Provision for Credit Losses The Bank made an addition of $6,000 to the provision for credit losses for the six months ended December 31,1998. The allowance for credit losses was $213,000 at December 31, 1998. The Bank made an addition of $27,000 to the provision for credit losses for the quarter ended December 31, 1997. The addition was made due to a loss of $44,000 on a delinquent real estate loan. After the deduction of the loss, the allowance for credit losses was $200,000.

         Non-interest Income Non-interest income increased by $172,000, or 101.18% from $170,000 for the six months ended December 31, 1997 to $342,000 for the six months ended December 31, 1998. The increase was mainly due to an increase in gains on the sale of mortgage loans during the quarter ended December 31, 1998 offset by a loss on investment securities during the quarter ended December 31, 1997.

         Non-interest Expense Non-interest expense increased by $154,000, or 14.25% from $1.1 million for the six months ended December 31, 1997 to $1.2 million for the six months ended December 31, 1998, mainly due to an increase in personnel expense and data processing expense.

         The goal of management is to increase the profits of the Bank by expanding its services, forming a Commercial Loan Department and improving its delivery system for other loans and products. In doing so, management expects non-interest expense will increase by a material amount over the next few quarters. These expenses, including expenses for new equipment and personnel, will likely reduce net income compared to prior periods. Management feels these expenses are necessary in order to provide the level of financial services that is required to nurture growth and increase profitability, thereby enhancing shareholder value. This statement

Results of Operations for the six months ended December 31, 1998
----------------------------------------------------------------
and December 31, 1997, cont.
----------------------------

concerning these changes is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement.

         Provision for income taxes The provision for income taxes for the six months ended December 31, 1998 was $122,000 compared to $141,000 for the six months ended December 31, 1997. The decrease was due to decreased income for the six months ended December 31, 1998.



Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at December 31, 1998:


                                                                    Percent of
                                                                    ----------
                                                          Amount      Assets
                                                          ------      ------

                  GAAP Capital....................        $7,902       9.28%
                                                           =====      =====

                  Tangible Capital................        $7,902       9.28%
                  Tangible Capital Requirement....         1,277       1.50%
                                                           -----      -----
                  Excess..........................        $6,624       7.78%
                                                           =====      =====

                  Core Capital....................        $7,902       9.28%
                  Core Capital Requirement........         2,555       3.00%
                                                           -----      -----
                  Excess..........................        $5,347       6.28%
                                                           =====      =====

                  Total Risk-Based Capital........        $8,115      20.28%
                  Risk-Based Capital Requirement..         3,202       8.00%
                                                           -----      -----
                  Excess..........................        $4,913      12.28%
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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 28.26% at December 31, 1998 and 22.94% as of June 30, 1998.

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

The Year 2000 Issue

                  The Bank's Board of Directors has adopted an action plan for addressing the computer-related concerns raised by Year 2000. An internal committee has been appointed by the Board to manage this effort. The year 2000 committee meets on a regular basis to review and assess the current status of the Year 2000 project. The committee then prepares a status report o Management and the Board of Directors.

Equipment
---------
A process to identify all equipment that may potentially be impacted has been completed. All outside servicers and major vendors have been contacted in order to ascertain their individual degree of readiness for Year 2000. This includes items such as the vault, heating, ventilation and air conditioning controls and telephones. All of the vendors have responded to these inquires. We have received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. The only upgrade needed will be to our telephone system, at a cost of approximately $1,000. This upgrade has been completed.

Internal Computers
------------------
All internal computers have been tested for the year 2000. At this time, we have found no problems with the computers and software used on the computers. We are currently testing with Bisys (our data services provider which processes the Bank's major loan and deposit applications) and will evaluate if any further expenditures are necessary upon completion of the testing.

Computers used by our customers
-------------------------------
Large loan customers have been contacted in order to both instill awareness and to determine their state of readiness for Year 2000. All customers contacted have responded. At this point, the Bank has no reason to doubt the ability of any of these customers to continue to operate effectively in a Year 2000 environment. We believe that most of our residential borrowers are not dependent on their computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and in turn continue to make loan payments to the Bank. New large loan customers and commercial customers (both loan and deposit) are asked to complete a form as to their state of readiness for the Year 2000. We do not expect any material costs to address this risk area.

Year 2000 Issue, cont.

Cost
----
The committee has presented to the Board of Directors, and the Board has approved a Year 2000 budget totaling approximately $30,000. Notification of an additional meeting by Bisys in February will increase the expenses by approximately $1,000, and the Board was notified of this at their January, 1999 meeting. At December 31, 1998, total expenses paid were $19,000. The major cost is an upgrade and testing surcharge paid to Bisys. (Bisys is a data services provider which processes the Bank's major loan and deposit applications.)

Contingency Plan
----------------
Our data services provider has sponsored four meetings on their progress and test plans for the Year 2000. Starting in November, 1998 and continuing until April, 1999, a test facility has been set up to provide for formal testing between the Bank and Bisys. Another meetings is scheduled for February, 1999, to discuss the first series of testing. At this time, we find no reason to believe that Bisys will not be able to operate on January 3, 2000.

A Contingency Plan has been prepared by the committee to facilitate the ability of the Bank to continue providing an acceptable level of service to the Bank's customers in the event that Bisys encounters problems on January 3, 2000 or we are unable to communicate with Bisys. Procedures were already in place to accommodate interruptions of online service for periods of short duration. These procedures have been re-evaluated for effectiveness over a longer duration. Appropriate adjustments have been made and additional procedures required for longer duration "down-time" have been put into place. At the end of December, 1999, we will generate paper backup of all customer accounts and general ledger accounts. Customer payments will be processed manually, and due to the size of the Bank, we believe that we would be able to operate in this manner indefinitely, until our existing data servicer, or a replacement, is able to again provide data processing services. This procedure could require changing of schedules and the hiring of temporary staff during this time, which would increase our cost. Should it be necessary to change data service providers during the beginning of the Year 2000, the cost could be material.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                     PART II

Item 1.  Legal Proceedings

                  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.  Defaults upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders was held on October 14, 1998. At that meeting, stockholders elected two directors and ratified the appointment of the independent auditors. The stockholders did not approve a stockholder proposal to recommend that the Company's Board of Directors appoint a special committee concerning offers to acquire the Company.

     1.   The following directors were elected:

          Nominee                Votes For           Votes Withheld
          -------                ---------           --------------

          F. Courtney Hoge       380,691             81,884

          Barbara C. Weddle      380,391             82,184

     2. Ratification of appointment of Cherry Bekaert & Holland, L.L.P. as independent auditors for 1998 fiscal year:

          Votes For              Votes Against       Abstain
          ---------              -------------       -------

          44,731                 11,100              6,744

     3. Proposal of a stockholder to recommend that the Board of Directors appoint a special committee concerning offers to acquire the Company.

          Votes For              Votes Against       Abstain        Non-Vote
          ---------              -------------       -------        --------

          129,808                208,940             8,390          118,437

Item 5.  Other Information

     On February 10, 1999 the registrant entered into a standstill agreement with Mr. Richard Nelson and LaSalle Capital Management, Inc. (the "Group"). Under the agreement, the Group has agreed to sell all of the 28,000 shares of common stock of the registrant that it owns in return for $477,750. The Group has agreed that, for a 12 year period, it will not (1) purchase or vote any shares of the registrant's common stock, (2) attempt to influence any person concerning any proxy solicitation or activity concerning the registrant and (3) attempt to influence any person concerning an investment in the common stock of the registrant.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.2     Amended Supplemental Executive Retirement Plan for B. L. Rakes

                  10.3     Amended Supplemental Executive Retirement Plan for Barbara C. Weddle

                  99.1     Standstill Agreement dated February 10, 1999

                                       12

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                  SWVA Bancshares, Inc.


Date:    February 12, 1999        By:  /s/  B. L. Rakes
                                       -----------------------------------------
                                       B. L. Rakes
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, and Director


Date:    February 12, 1999        By:  /s/  Mary G. Staples
                                       -----------------------------------------
                                       Mary G. Staples
                                       Controller/Treasurer
                                       Principal Financial Officer