Form 10QSB
period 1999-03-31
SWVA BANCSHARES INC
filed 1999-05-12
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        for the transition period from         to
                                                       -------    -------


                         Commission File Number 0-24674
                                                -------


                              SWVA BANCSHARES, INC.
                              ---------------------

        VIRGINIA                                        54-1721629
-------------------------------                     -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

302 Second Street, SW, Roanoke Virginia                 24011-1597
---------------------------------------                 ----------
(Address of Principal executive offices)                 (Zip Code )

Registrant's telephone number, including area code  (540) 343-0135
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

Yes    X      No
    ------       ------

The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999: $0.10 par value - 423,612 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    ------       ------

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

        ================================================================



PART I.           FINANCIAL INFORMATION                                 PAGE
                  =====================                                 ====


Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at March 31, 1999 and June 30, 1998
                  (unaudited)                                             1

                  Consolidated Statements of Income for the Three
                  and Nine Months Ended March 31, 1999 and
                  March 31, 1998 (unaudited)                              2

                  Consolidated Statements of Comprehensive Income
                  for the Three and  Nine Months Ended March 31, 1999
                  and March 31, 1998 (unaudited)                          3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 1999 and
                  March 31, 1998 (unaudited)                              4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                    5



Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7


PART II.          OTHER INFORMATION                                      12
                  =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                      Assets
                                                             Mar 31         June 30
                                                            ---------      ---------
                                                              1999            1998
                                                            ---------      ---------
                                                          (Unaudited)
Cash and cash equivalents                                 $     4,059    $     3,193
Interest-bearing deposits                                       5,775          5,897
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                             290            318
  Available for Sale, at fair value                            21,099         21,607
  Restricted at cost                                              961            961
Loans held for sale                                               732          1,608
Loans receivable, net                                          45,322         48,211
Property and equipment, net                                     1,634          1,662
Accrued interest receivable                                       512            565
Prepaid expenses and other assets                                 353            365
                                                          -----------    -----------

    Total assets                                          $    80,737    $    84,387
                                                          ===========    ===========

                   Liabilities and Stockholders' Equity
Deposits                                                  $    63,832    $    68,288
Advances from Federal Home Loan Bank                            9,000          7,000
Advances from borrowers
  for taxes and insurance                                         393            243
Other liabilities and deferred income                             414            529
                                                          -----------    -----------

    Total liabilities                                          73,639         76,060
                                                          -----------    -----------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value, 2,225,000
   shares authorized,  423,612 outstanding
   as of March 31, 1999 and 496,887
   outstanding as of June 30, 1998                                 42             50
Additional paid-in capital                                      2,854          4,050
Less unearned ESOP shares (27,385 shares)                        (274)          (274)
Less unearned MSBP shares (14,895 shares)                        (254)          (299)
Dividends declared and paid                                      (172)          (623)
Retained earnings
 (substantially restricted)                                     5,002          5,365
Valuation allowance
  marketable equity securities                                   (100)            58
                                                          -----------    -----------

  Total Stockholders' Equity                                    7,098          8,327
                                                          -----------    -----------

  Total Liabilities
        and Stockholders' Equity                          $    80,737    $    84,387
                                                          ===========    ===========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                                                          Three Months Nine Months
                                                                                                    Ended
                                                                                                   March 31
                                                                                 -------------------------------------------
                                                                                   1999        1998        1999       1998
                                                                                   ----        ----        ----       ----
                                                                                                  (Unaudited)

Interest Income
  Loans                                                                          $   934      $1,035      $2,936     $3,171
  Mortgage-backed and related securities                                             137          97         448        186
  U.S. Government obligations including agencies                                     158         224         472        513
  Municipal Bonds                                                                     17          10          40         11
  Other investments, including overnight deposits                                    162         154         482        456
                                                                                 -------     -------     -------    -------
         Total interest income                                                     1,408       1,520       4,378      4,337
                                                                                 -------     -------     -------    -------

Interest expense
  Deposits                                                                           676         785       2,206      2,175
  Borrowed funds                                                                     119          65         342        182
                                                                                 -------     -------     -------    -------
         Total interest expense                                                      795         850       2,548      2,357
                                                                                 -------     -------     -------    -------

Net interest income                                                                  613         670       1,830      1,980
Provision for credit losses                                                            3           3           9         30
                                                                                 -------     -------     -------    -------

Net interest income after
  provision for credit losses                                                        610         667       1,821      1,950
                                                                                 -------     -------     -------    -------

Noninterest income
  Loan and other customer service fees                                                40          34         114         97
  Gain on sale of mortgage loans                                                      60          63         267        137
  Gross rental income                                                                 25          24          76         74
  Gain (loss) on Available for Sale Investments                                        0           0           0        (17)
  Other                                                                                0           0           9          0
                                                                                 -------     -------     -------    -------
         Total noninterest income                                                    125         121         466        291
                                                                                 -------     -------     -------    -------

Noninterest expenses
  Personnel                                                                          372         325       1,072        942
  Office occupancy and equipment                                                      84          72         251        220
  Data processing                                                                     57          47         167        120
  Federal insurance of accounts                                                       10           9          30         27
  Other                                                                              108          94         345        319
                                                                                 -------     -------     -------    -------
         Total noninterest expenses                                                  631         547       1,865      1,628
                                                                                 -------     -------     -------    -------

         Income before income taxes                                                  104         241         422        613
         Provision for income taxes                                                   40          88         162        229
                                                                                 -------     -------     -------    -------

         Net Income                                                               $   64      $  153      $  260     $  384
                                                                                  ======      ======      ======     ======

Basic earnings per share                                                          $  .14      $  .32      $  .56     $  .80
                                                                                  ======      ======      ======     ======
Diluted earnings per share                                                        $  .14      $  .31      $  .56     $  .79
                                                                                  ======      ======      ======     ======
Cash dividends per share                                                          $  .20      $  .15      $  .40     $ 1.30
                                                                                  ======      ======      ======     ======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                                                   Three Months      Nine Months
                                                                                                 Ended
                                                                                                March 31
                                                                                -------------------------------------
                                                                                    1999     1998     1999     1998
                                                                                    ----     ----     ----     ----
                                                                                             (Unaudited)


Net Income                                                                       $   64     $ 153   $ 260     $ 384

Other comprehensive income, net of tax
         Unrealized gains (losses) on securities                                   (143)     (20)    (158)       29
                                                                                   -----    -----    -----      ---

Comprehensive Income                                                              $( 79)     $133    $102      $413
                                                                                  ======     ====    =====     ====

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                               Nine Months Ended
                                                                     Mar 31
                                                             ---------------------
                                                                 1999         1998
                                                                 ----         ----
                                                                 (Unaudited)

Operating Activities
    Net Income                                                $    260    $    384
Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        MSBP Shares Allocated                                       45          44
        Provision for credit losses                                  9          30
        Provision for depreciation and amortization                 79          72
        Loans Originated for Sale                              (24,795)    (14,464)
        Proceeds from sales of loans originated for sale        25,937      13,548
        Gain on Sale of Loans, from fees                          (267)       (136)
        Gain on Disposal of Property and Equipment                   0           1
        Net gain on sale of investments, available for sale          0         (17)
        Net (increase) decrease in Other Assets                    126        (280)
        Net increase (decrease) in Other Liabilities                41         206
                                                              --------    --------
      Net cash provided by (used in) operating activities        1,435        (612)
                                                              --------    --------

Investing activities
    Proceeds from maturity of investments
        and interest-bearing deposits                            5,136       5,344
    Proceeds from sale of available for sale investments         7,250       3,257
    Purchase of investments and interest-bearing deposits       (5,014)     (5,832)
    Purchase of available for sale investments                  (9,571)    (15,617)
    Purchase of property and equipment                             (51)        (30)
    Net (increase) decrease in loans                             4,193       3,375
    Purchase of loans                                           (1,313)       (315)
    Principal repayments on Mortgage Backed Securities           2,639         566
                                                              --------    --------
        Net cash provided by (used in) investing activities      3,269      (9,252)
                                                              --------    --------

Financing activities
    Curtailment of advances and other borrowings                (1,000)     (3,000)
    Proceeds from advances and other borrowings                  3,000       3,000
    Net increase (decrease) in savings deposits                 (4,456)     10,733
    Repurchase of stock                                         (1,209)        (97)
    Dividends paid                                                (173)       (612)
                                                              --------    --------
    Net cash used in financing activities                       (3,838)     10,024
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                   866         160

Cash and cash equivalents at beginning of period                 3,193       1,276
                                                              --------    --------

Cash and cash equivalents at end of period                    $  4,059    $  1,436
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.





NOTE 2 - STOCK REPURCHASE

The Company adopted a stock repurchase program in 1998 that allowed for the repurchase, from time to time, of up to 30,000 (5.9%) shares of common stock. During the program, the Company repurchased 24,372 shares of common stock in the open market at an aggregate purchase price of approximately $460,000. During the quarter ended March 31, 1999, the Company repurchased 6,500 shares of common stock in the open market under the 1998 program, at an aggregate purchase price of approximately $98,000.

On February 10, 1999, the Company signed a Standstill Agreement with Mr. Richard Nelson and LaSalle Capital Management, Inc. Pursuant to the agreement, Mr. Nelson sold all 28,000 shares of the Company's common stock that he owned to the Company for approximately $480,000.

On March 12, 1999, the Company terminated the 1998 stock repurchase program and authorized a repurchase agreement to repurchase up to 35,000 shares or 7.5% of its outstanding shares of common stock. During the quarter ended March 31, 1999, the Company repurchased the full 35,000 shares of common stock in the open market at an aggregate purchase price of approximately $560,000.

All repurchased shares become authorized but unissued shares and are utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

NOTE 3 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                                          Three Months          Nine Months
                                                                                                        Ended
                                                                                                      March 31,
                                                                                   -----------------------------------------
                                                                                         1999      1998       1999      1998
                                                                                         ----      ----       ----      ----
                                                                                                        (Unaudited)
         Numerator:
(a) Net income available to shareholders                                             $     64  $    153   $    260  $    384
                                                                                      =======   =======    =======   =======

         Denominator:
         Weighed-average shares outstanding                                           473,968   509,617    487,759   510,528
         Less: ESOP weighed-average shares outstanding                                (27,385)  (31,951)   (27,385)  (31,951)
                                                                                      -------   -------    -------   -------

(b) Basic EPS weighed-average shares outstanding                                      446,583   477,666    460,374   478,577

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option                              0     7,032          0     7,032
           Plan and Management Stock Bonus Plan                                             0     2,101          0     2,101
                                                                                      -------   -------    -------   -------

(c) Diluted EPS weighed-average shares outstanding                                    446,583   486,800    460,374   486,800
                                                                                      =======   =======    =======   =======

         Basic earnings per share (a/b)                                              $    .14  $    .32   $    .56  $    .80
                                                                                      =======   =======    =======   =======

         Diluted earnings per share (a/c)                                            $    .14  $    .31   $    .56  $    .79
                                                                                      =======   =======    =======   =======


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

                                                                 Tax
                                                      Before  (Expense) After
                                                       Tax     Benefit   Tax
                                                       ---     -------   ---


Three months ended March 31, 1999:
         Unrealized gains (losses) on securities      ($144)   $   1    ($143)

Three months ended March 31, 1998:
         Unrealized gains (losses) on securities      ($ 31)   $  11    ($ 20)



Nine months ended March 31, 1999:
         Unrealized gains (losses) on securities      ($168)   $  10    ($158)

Nine months ended March 31, 1998:
         Unrealized gains (losses) on securities      $  44    ($ 15)   $  29

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 1999 and June 30, 1998
---------------------------------------------------------------------

Total assets decreased $3.7 million or 4.33% from $84.4 million at June 30, 1998 to $80.7 million at March 31, 1999. Net loans receivable decreased $2.9 million or 5.99% to $45.3 million at March 31, 1999 from $48.2 million at June 30, 1998 due primarily to the existing low interest rate environment in which management elected to retain fewer new mortgage originations in the loan portfolio.

Cash and cash equivalents increased $866,000 or 27.13% from $3.2 million at June 30, 1998 to $4.1 million at March 31, 1999 due to increased cash flow from loan payments and payoffs on mortgage loans and mortgage backed securities and a decrease in funds in certificates of deposits. Interest bearing deposits decreased $122,000 or 2.07% from $5.9 million at June 30, 1998 as compared to $5.8 million at March 31, 1999, due to a decrease in jumbo certificates in the Bank's portfolio which are matched with interest bearing deposits. Held to Maturity Investments decreased $28,000 from $318,000 at June 30, 1998 to $290,000 at March 31, 1999. Available for Sale Investments decreased $508,000 or 2.35% from $21.6 million at June 30, 1998 to $21.1 million at March 31, 1999 due mainly to principal paybacks on Mortgage Backed Securities. Loans held for sale decreased $876,000 from $1.6 million at June 30, 1998 to $732,000 at March 31, 1999 due to a reduction in the demand for mortgage loans.

There were no non-performing assets at March 31, 1999 and June 30, 1998. Classified assets totaled $266,000. An unsecured consumer loan for $4,000 was classified as doubtful. The remaining classified loans were classified as substandard and were on single family mortgage loans.

Deposits decreased $4.5 million, or 6.53% from $68.3 million at June 30, 1998 to $63.8 million at March 31, 1999 due mainly to a decrease in funds in certificates of deposits. This decrease was the result of lower repricing to reflect downward movements in interest rates nationally and locally. Core deposits were $18.9 million or 29.62% of total savings.

At March 31, 1999, there were $9.0 million outstanding in advances from the Federal Home Loan Bank of Atlanta. The increase in advances of $2.0 million was due to management taking opportunity to obtain some long-term funding at reasonable costs.

Advances from borrowers for taxes and insurance increased $150,000 or 61.73% due to the accumulation of funds to pay real estate taxes due during the quarter ending June 30, 1999. Other liabilities and deferred income decreased $115,000 or 21.74% mainly due to decreased accrual for income taxes due to decreased income.

Results of Operations for the three months ended March 31, 1999
---------------------------------------------------------------
and March 31, 1998
------------------

         Net Income Net income decreased $89,000 or 58.17%, from $153,000 for the three months ended March 31, 1998 to $64,000 for the three months ended March 31, 1999. The decrease was mainly due to higher expenses for personnel, data processing, increased interest on borrowings and a decrease in interest income on mortgage loans offset by decreased interest paid on deposits.

         Interest Income Interest income decreased $112,000, or 7.37%, from $1.5 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. The decrease was mainly a result in the decrease in earnings on a smaller mortgage loan portfolio.

         Interest Expense Interest expense decreased $55,000 or 6.47% from $850,000 for the three months ended March 31, 1998 to $795,000 for the three months ended March 31, 1999. The decrease was due mainly to a decrease in deposits offset by an increase in borrowed funds.

         Net Interest Income Net interest income decreased by $57,000 or 8.51% from $670,000 for the three months ended March 31, 1998 to $613,000 for the three months ended March 31, 1999. The decrease was due mainly to a reduction in mortgage loans and an increase in borrowed funds offset by a reduction in deposits.

         Provision for Credit Losses The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended March 31, 1999. A charge to the provision for credit losses was made for a $9,000 loss on a consumer loan. The allowance for credit losses was $207,000 at March 31, 1999. The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended March 31, 1998. The allowance for credit losses was $203,000 at March 31, 1998.

Results of Operations for the three months ended March 31, 1999
---------------------------------------------------------------
and March 31, 1998, cont.
-------------------------

         Non-interest Income Non-interest income increased by $4,000, or 3.31% from $121,000 for the three months ended March 31, 1998 to $125,000 for the three months ended March 31, 1999. The increase was mainly due to an increase in loan and other service fees partially offset by a reduction in gains on the sale of mortgage loans during the quarter ended March 31, 1999.

         Non-interest Expense Non-interest expense increased by $84,000, or 15.36% from $547,000 for the three months ended March 31, 1998 to $631,000 for the three months ended March 31, 1999, mainly due to an increase in personnel expense, data processing, advertising, office equipment and supply expenses.

         Provision for income taxes The provision for income taxes for the three months ended March 31, 1998 was $88,000 as compared to $40,000 for the three months ended March 31, 1999 due to decreased pre-tax income.

Results of Operations for the nine months ended March 31, 1999
--------------------------------------------------------------
and March 31, 1998
------------------

         Net Income Net income decreased $124,000 or 32.29%, from $384,000 for the nine months ended March 31, 1998 to $260,000 for the nine months ended March 31, 1999. The decrease was mainly due to higher expenses for personnel, data processing, increased interest expense on borrowings and a decrease in interest income on mortgage loans offset by decreased interest paid on deposits and an increase in gain on sale of mortgage loans.

         Interest Income Interest income increased $41,000, or 0.95%, from $4.3 million for the nine months ended March 31, 1998 to $4.4 million for the nine months ended March 31, 1999. The increase was mainly a result in the increase in earnings on a larger investment base offset by a reduction in mortgage loans in the Bank's portfolio.

         Interest Expense Interest expense increased $191,000 or 8.10% from $2.4 million for the nine months ended March 31, 1998 to $2.5 million for the nine months ended March 31, 1999. The increase was due mainly to an increase in borrowed funds offset by a decrease in certificates of deposit. The decrease in deposits was the result of lower repricing to reflect downward movements in interest rates nationally and locally.

         Net Interest Income Net interest income decreased by $150,000 or 7.58% from $2.0 million for the nine months ended March 31, 1998 to $1.8 million for the nine months ended March 31, 1999. The decrease was mainly due to an increase in borrowed funds and a decrease in mortgage loans offset by increased income on investment securities and a decrease in deposits.

         Provision for Credit Losses The Bank made an addition of $9,000 to the provision for credit losses for the nine months ended March 31, 1999. A charge to the provision for credit losses was made for a $9,000 loss on a consumer loan. The allowance for credit losses was $207,000 at March 31, 1999. The Bank made an addition of $30,000 to the provision for credit losses for the quarter ended March 31, 1998. The addition was made due to a loss of $44,000 on a delinquent real estate loan. After the deduction of the loss, the allowance for credit losses was $203,000 at March 31, 1998..

         Non-interest Income Non-interest income increased by $175,000, or 60.14% from $291,000 for the nine months ended March 31, 1998 to $466,000 for the nine months ended March 31, 1999. The increase was mainly due to an increase in gains on the sale of mortgage loans and an increase in fee income offset by a loss on investment securities during the quarter ended December 31, 1998.

         Non-interest Expense Non-interest expense increased by $237,000, or 14.56% from $1.6 million for the nine months ended March 31, 1998 to $1.9 million for the nine months ended March 31, 1999, mainly due to an increase in personnel expense, data processing expense, advertising, office equipment and supply expenses.

         Management continues their efforts to expand the Bank's products and services as well as improve its delivery system to enhance quality service. This year's focus on increasing retail loan production has resulted in doubling the volume of home equity lines outstanding and the new Commercial Loan Department has shown progress in terms of generation of new business. Management fully expects non-interest expense to continue to increase by a material amount over the next few quarters. These expenses, including expenses for new equipment and personnel, will likely reduce net income compared to prior periods. Management feels these expenses are necessary in order to provide the level of financial services that is required to nurture growth and increase profitability, thereby enhancing shareholder value. This statement

Results of Operations for the nine months ended March 31, 1999
--------------------------------------------------------------
and March 31, 1998, cont.
-------------------------

concerning these changes is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by the factors that could cause actual results to differ materially from the forward looking statement.

         Provision for income taxes The provision for income taxes for the nine months ended March 31, 1999 was $162,000 compared to $229,000 for the nine months ended March 31, 1998. The decrease was due to decreased income for the nine months ended March 31, 1999.



Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at March 31, 1999:
                                                                      Percent of
                                                           Amount       Assets
                                                           ------       ------

                  GAAP Capital....................         $6,775         8.34%
                                                            =====        =====

                  Tangible Capital................         $6,775         8.34%
                  Tangible Capital Requirement....          1,219         1.50%
                                                            -----        -----
                  Excess..........................         $5,556         6.84%
                                                            =====        =====

                  Core Capital....................         $6,775         8.34%
                  Core Capital Requirement........          2,438         3.00%
                                                            -----        -----
                  Excess..........................         $4,337         5.34%
                                                            =====        =====

                  Total Risk-Based Capital........         $6,981        17.86%
                  Risk-Based Capital Requirement..          3,128         8.00%
                                                            -----        -----
                  Excess..........................         $3,853         9.86%
                                                            =====       ======

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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 26.25% at March 31, 1999 and 22.94% as of June 30, 1998.

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

The Year 2000 Issue

The Bank's Board of Directors has adopted an action plan for addressing the computer-related concerns raised by Year 2000. An internal committee has been appointed by the Board to manage this effort. The year 2000 committee meets on a regular basis to review and assess the current status of the Year 2000 project. The committee then prepares a status report to Management and the Board of Directors.

Equipment
---------
A process to identify all equipment that may potentially be impacted has been completed. All outside servicers and major vendors have been contacted in order to ascertain their individual degree of readiness for Year 2000. This includes items such as the vault, heating, ventilation and air conditioning controls and telephones. All of the vendors have responded to these inquires. We have received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. The only upgrade needed was to our telephone system and this upgrade has been completed.

Internal Computers
------------------
All internal computers have been tested for the year 2000. At this time, we have found no problems with the computers and software used on the computers. We have completed testing with Bisys (our data services provider which processes the Bank's major loan and deposit applications). This testing involved advancing the date in a test environment through various critical dates during the millennium change. Transactions were run on the test system to test the date handling portions of the upgraded software. No problems were found during the testing. With the extensive testing and lack of problems found, we are confident with our ability to provide all services to our customers in the year 2000 and beyond.

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

Year 2000 Issue, cont.

Cost
----

The committee has presented to the Board of Directors, and the Board has approved a Year 2000 budget. The budget is approximately $35,000. At March 31, 1999, total expenses paid were $25,000. The major cost is an upgrade and testing surcharge paid to Bisys. (Bisys is a data services provider which processes the Bank's major loan and deposit applications.)

Contingency & Cash Plan
-----------------------

Our data services provider has sponsored five meetings on their progress and test plans for the Year 2000. Starting in November, 1998 and continuing until April, 1999, a test facility was set up to provide for formal testing between the Bank and Bisys. At this time, we find no reason to believe that Bisys will not be able to operate on January 3, 2000.

The committee is working with senior management to develop, validate and implement a Year 2000 liquidity or "Cash" plan. This plan should be complete by June 30, 1999 and will be presented to the Board for approval.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                  None.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                SWVA Bancshares, Inc.


Date:    May 12, 1999           By:   /s/ D. W. Shilling
                                ------------------------------------------------
                                D. W. Shilling
                                President, Chief Financial Officer, and Director


Date:    May 12, 1999           By:   /s/  Mary G. Staples
                                ------------------------------------------------
                                Mary G. Staples
                                Controller/Treasurer
                                Principal Financial Officer