Form 10QSB
period 1999-09-30
SWVA BANCSHARES INC
filed 1999-11-12
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR


(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


             for the transition period from __________ to __________



                         Commission File Number  0-24674
                                                ---------


                              SWVA BANCSHARES, INC
                              --------------------

          VIRGINIA                                               54-1721629
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

302 Second Street, SW, Roanoke Virginia                          24011-1597
---------------------------------------                      -------------------
(Address of Principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (540) 343-0135
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

Yes   X      No
    -----       -----

The number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999: $0.10 par value - 423,612 common shares.

Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

================================================================================



PART I.      FINANCIAL INFORMATION                                          PAGE
             =====================                                          ====


Item 1.  Financial Statements

             Consolidated Statements of Financial Condition
             at September 30, 1999 (unaudited) and June 30, 1999              1

             Consolidated Statements of Income for the
             Three Months Ended September 30, 1999 and
             September 30, 1998 (unaudited)                                   2

             Consolidated Statements of Comprehensive Income
             for the Three Months Ended September 30, 1999 and
             September 30, 1998 (unaudited)                                   3

             Consolidated Statements of Cash Flows for the
             Three Months Ended September 30, 1999 and
             September 30, 1998 (unaudited)                                   4

             Notes to Unaudited Interim Consolidated
             Financial Statements                                             5



Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              7


PART II.     OTHER INFORMATION                                               11
             =================

                        SWVA BANCSHARES, INC & SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets

                                                              Sept 30          June 30
                                                            -----------      ----------
                                                               1999             1999
                                                            -----------      ----------
                                                            (Unaudited)
Cash and cash equivalents                                    $ 2,135          $ 2,454
Interest-bearing deposits                                      5,909            6,278
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                            275              283
  Available for Sale, at fair value                           22,434           22,934
  Restricted at cost                                             516              600
Loans held for sale                                              812              476
Loans receivable, net                                         47,342           45,576
Property and equipment, net                                    1,683            1,688
Accrued interest receivable                                      604              594
Prepaid expenses and other assets                                864              831
                                                             --------         --------
    Total assets                                             $82,574          $81,714
                                                             ========         ========

                      Liabilities and Stockholders' Equity

Deposits                                                     $65,880          $62,094
Advances from Federal Home Loan Bank                           9,000           12,000
Advances from borrowers
  for taxes and insurance                                        388              210
Other liabilities and deferred income                            607              619
                                                             --------         --------
    Total liabilities                                         75,875           74,923
                                                             --------         --------
Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value, 2,225,000
   shares authorized, 423,612 outstanding
   as of September 30, 1999 and as of June 30, 1999               42               42
Additional paid-in capital                                     2,838            2,838
Dividends declared and paid                                      (76)            (180)
Less unearned ESOP shares (27,385 shares)                       (228)            (228)
Less unearned MSBP shares (17,537 shares)                       (241)            (254)
Retained earnings
 (substantially restricted)                                    5,032            5,088
Valuation allowance
  marketable equity securities                                  (668)            (515)
                                                             --------         --------
  Total Stockholders' Equity                                   6,699            6,791
                                                             --------         --------

  Total Liabilities
        and Stockholders' Equity                             $82,574          $81,714
                                                             ========         ========

Book Value Per Share (not in thousands)                       $15.81           $16.03
                                                             ========         ========


                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                               Three Months Ended
                                                                     Sept 30
                                                            ------------------------
                                                              1999            1998
                                                            --------       ---------
                                                                   (Unaudited)
Interest income
  Loans                                                      $   930        $1,001
  Mortgage-backed and related securities                         161           153
  U. S. Government obligations including agencies                207           165
  Municipal Bonds                                                 30            12
  Other investments, including overnight deposits                123           162
                                                              -------       -------
Total interest income                                          1,451         1,493
                                                              -------       -------
Interest expense
  Deposits                                                       632           790
  Borrowed funds                                                 157            99
                                                              -------       -------
         Total interest expense                                  789           889
                                                              -------       -------
         Net interest income                                     662           604
Provision for credit losses                                        3             3
                                                              -------       -------
         Net interest income after
           provision for credit losses                           659           601
                                                              -------       -------
Noninterest income
  Loan and other customer service fees                            57            37
  Gain on sale of mortgage loans                                  49            79
  Gross rental income                                             25            25
  Loss (gain) on Available for Sale Investments                    -             -
  Other                                                            -             7
                                                              -------       -------
         Total noninterest income                                131           149
                                                              -------       -------
Noninterest expenses
  Personnel                                                      349           352
  Office occupancy and equipment                                  86            85
  Data processing                                                 58            55
  Federal insurance of accounts                                    9            10
  Other                                                          106           111
                                                              -------       -------
         Total noninterest expenses                              608           613
                                                              -------       -------
         Income before income taxes                              182           137
         Provision for income taxes                               58            52
                                                              -------       -------
         Net income                                          $   124       $    85
                                                              =======       =======
Basic earnings per share                                          .31          .18
Diluted earnings per share                                        .31          .18
Cash dividends per share                                          .20          .20


                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)


                                                           Three Months Ended
                                                                 Sept 30
                                                         -----------------------
                                                          1999             1998
                                                         ------           ------
                                                               (Unaudited)
Net Income                                                $124             $ 85

Other comprehensive income, net of tax

         Unrealized gains on securities                   (153)              32
                                                         -----             ----

Comprehensive Income                                     ($ 29)            $117
                                                         =====             ====

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                     Three Months Ended
                                                                           Sept 30
                                                                  --------------------------
                                                                     1999            1998
                                                                    -------         -------
                                                                          (Unaudited)

Operating Activities
   Net Income                                                      $    124         $    85
Adjustments to Reconcile Net Income to Net Cash
     Provided by (used in) operating activities
     MSBP Shares Allocated                                               13
     Provision for credit losses                                          3               3
     Provision for depreciation and amortization                         29              26
     Provision for Deferred Income Tax                                    0               0
     Loans Originated for Sale                                       (3,998)         (6,710)
     Proceeds from sales of loans originated for sale                 3,710           6,766
     Gain on Sale of Loans, from fees                                   (49)            (79)
     Gain on Sale of Real Estate                                          -               -
     Gain on Disposal of Property and Equipment                           -               -
     Net gain on sale of investments, available for sale                  -               -
     Net (increase) decrease in Other Assets                             40              50
     Net increase (decrease) in Other Liabilities                       167             132
                                                                    -------         -------
   Net cash provided by (used in) operating activities                   39             273
                                                                    -------         -------
Investing activities
    Proceeds from sale of property and equipment                          -               -
    Proceeds from sale of FHLB Stock                                    109               -
    Proceeds from maturity of investments
        and interest-bearing deposits                                 1,856           1,871
    Proceeds from sale of available for sale investments                  -           3,250
    Purchase of investments and interest-bearing deposits            (1,487)         (2,370)
    Purchase of available for sale investments                            -          (3,000)
    Proceeds from sale of foreclosed real estate                          -               -
    Purchase of FHLB Stock                                              (25)              -
    Purchase of foreclosed real estate                                    -               -
    Purchase of property and equipment                                  (23)             (5)
    Net (increase) decrease in loans                                 (1,169)            819
    Purchase of loans                                                  (600)              -
    Principal repayments on Mortgage Backed Securities                  271             546
                                                                    -------         -------
        Net cash provided by (used in) investing activities          (1,068)          1,111
                                                                    -------         -------
Financing activities
    Curtailment of advances and other borrowings                     (4,000)              -
    Proceeds from advances and other borrowings                       1,000               -
    Net increase (decrease) in savings deposits                       3,786          (2,586)
   Repurchase of stock                                                    -             (68)
    Dividends paid                                                      (76)            (99)
                                                                    -------         -------
    Net cash used in financing activities                               710          (2,753)
                                                                    -------         -------
Increase (decrease) in cash and cash equivalents                       (319)         (1,369)

Cash and cash equivalents at beginning of period                      2,454           3,193
                                                                    -------         -------
Cash and cash equivalents at end of period                          $ 2,135         $ 1,824
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                         Three Months Ended
                                                                      ------------------------
                                                                           September 30,
                                                                      ------------------------
                                                                        1999            1998
                                                                      ---------       --------
         Numerator:
(a) Net income available to shareholders                              $    124       $     85
                                                                       =======        =======
         Denominator:
         Weighed-average shares outstanding                            423,612        495,899
         Less: ESOP weighed-average shares outstanding                 (22,819)       (27,385)
                                                                       -------        -------

(b) Basic EPS weighed-average shares outstanding                       400,793        468,514

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option               -          3,627
           Plan and Management Stock Bonus Plan                              -          1,429
                                                                       -------        -------

(c) Diluted EPS weighed-average shares outstanding                     400,793        473,570
                                                                       =======        =======

         Basic earnings per share (a/b)                               $    .31       $    .18
                                                                       =======        =======

         Diluted earnings per share (a/c)                             $    .31       $    .18
                                                                       =======        =======


NOTE 3 -- FASB Statement on Reporting Comprehensive Income

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

The Company had unrealized loss on securities held as available for sale, for the three months ended September 30, 1999 of $153,000 after tax versus an unrealized gain of $32,000 after tax for the three months ended September 30, 1998. The before tax and after tax amount, as well as the tax (expense) is summarized below.


                                                  Before       Tax        After
                                                   Tax       Expense       Tax
                                                   ---       -------       ---

Three months ended September 30, 1999:
         Unrealized gains on securities           ($232)       $79        ($153)

Three months ended September 30, 1998:
         Unrealized gains on securities             $40       ($ 8)        $ 32

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1999 and June 30, 1999
-------------------------------------------------------------------------

Total assets increased $860,000 or 1.04% from $81.7 million at June 30, 1999 to $82.6 million at September 30, 1999. Net loans receivable increased $1.8 million or 3.73% to $47.3 million at September 30, 1999 from $45.6 million at June 30, 1999 due to increased activity in small business loans and greater retention of mortgage production in the loan portfolio.

Interest-bearing deposits decreased $369,000 or 5.88% from $6.3 million at June 30, 1999 to $5.9 million at September 30, 1999. The decrease was mainly due to a decision by management to use funds on jumbo certificates to fund mortgage loans instead of placing them in certificates of deposits with other financial institutions. Cash and cash equivalents decreased $319,000 or 13.00% from $2.4 million at June 30, 1999 to $2.1 million at September 30, 1999 due mainly to increased cash needed for funding loans. Held to Maturity Investments decreased $8,000 from $283,000 at June 30, 1999 to $275,000 at September 30, 1999.
Available for Sale Investments decreased $500,000 from $22.9 million at June 30, 1999 to $22.4 million at September 30, 1999 due to principal paybacks on Mortgage Backed Securities.

There were no non-performing assets at September 30, 1999 and June 30, 1999. Classified assets totaled $282,000. $278,000 was classified as substandard with $277,000 on single family mortgage loans and $1,000 on a consumer loan. A consumer loan in the amount of $4,000 was classified as doubtful.

Deposits increased $3.8 million, or 6.10% from $62.1 million at June 30, 1999 to $65.9 million at September 30, 1999 due mainly to special rates offered on certificates of deposits. The funds received on these certificates was used to fund loans and to decrease the amount of borrowed funds. Core deposits were $18.5 million or 27.98% of total savings.

At September 30, 1999, there were $9.0 million outstanding in advances from the Federal Home Loan Bank of Atlanta as compared to $12.0 million outstanding on June 30, 1999.

Advances from borrowers for taxes and insurance increased $178,000 or 84.76% due to the accumulation of escrow for real estate taxes to be paid during the quarter ending December 31, 1999. Other liabilities and deferred income decreased $12,000 or 1.94%.

Results of Operations for the three months ended September 30, 1999
-------------------------------------------------------------------
and September 30, 1998
----------------------

         Net Income Net income increased $39,000 or 45.88%, from $85,000 for the three months ended September 30, 1998 to $124,000 for the three months ended September 30, 1999. The increase was mainly due to a decrease in the cost of deposits offset by an increase in the cost of borrowed funds and a decrease in the gain on sale of mortgage loans.

         Interest Income Interest income decreased $42,000, or 2.81%, from $1.5 million for the three months ended September 30, 1998 to $1.4 million for the three months ended September 30, 1999. The decrease was mainly due to a decrease in loan rates on adjustable rate mortgages.

         Interest Expense Interest expense decreased $100,000 or 11.25% from $889,000 for the three months ended September 30, 1998 to $789,000 for the three months ended September 30, 1999. The decrease was due mainly to an decrease in interest paid on deposits partially offset by an increase in interest on borrowed funds.

         Net Interest Income Net interest income increased by $58,000 or 9.60% from $604,000 for the three months ended September 30, 1998 to $662,000 for the three months ended September 30, 1999.

         Provision for Credit Losses The Bank made additions of $3,000 to the provision for credit losses for the quarters ended September 30,1998 and 1999. The allowance for credit losses was $213,000 at September 30, 1999.

         Non-interest Income Non-interest income decreased by $18,000, or 13.74% from $149,000 for the three months ended September 30, 1998 to $131,000 for the three months ended September 30, 1999. The decrease was mainly due to an decrease in gains on the sale of mortgage loans during the quarter ended September 30, 1999.

Results of Operations for the three months ended September 30, 1999
-------------------------------------------------------------------
and September 30, 1998, cont.
-----------------------------

         Non-interest Expense Non-interest expense decreased by $5,000, or .82% from $613,000 for the three months ended September 30, 1998 to $608,000 for the three months ended September 30, 1999.

         Comprehensive Income (Loss) Effective July 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes certain disclosure of certain financial information that has historically not been recognized in the calculation of net income. For the quarter ended September 30, 1999, unrealized losses on Investments Available for Sale, net of tax effects aggregated $153,000. These unrealized losses on securities when combined with net operating income of $124,000 results in a comprehensive loss of $29,000, net of the applicable tax effect. For additional information, please refer to Management's Discussion on Regulatory Capital Requirements.

         Provision for income taxes The provision for income taxes for the three months ended September 30, 1999 was $58,000 compared to $52,000 for the three months ended September 30, 1998. The increase was due to increased income for the quarter ended September 30, 1999.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at September 30, 1999:
                                                                      Percent of
                                                                      ----------
                                                          Amount        Assets
                                                          ------      ----------

     GAAP Capital....................                     $7,001         8.38%
                                                           =====        =====

     Tangible Capital................                     $7,001         8.38%
     Tangible Capital Requirement....                      1,254         1.50%
                                                           -----        -----
     Excess..........................                     $5,747         6.88%
                                                           =====        =====

     Core Capital....................                     $7,001         8.38%
     Core Capital Requirement........                      2,508         3.00%
                                                           -----        -----
     Excess..........................                     $4,493         5.38%
                                                           =====        =====

     Total Risk-Based Capital........                     $7,214        17.10%
     Risk-Based Capital Requirement..                      3,374         8.00%
                                                           -----        -----
     Excess..........................                     $3,840         9.10%
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

Pursuant to FASB No. 130 the Bank is required to record changes in the value of its investment portfolio as regards unrealized gains or losses that may result from movements in interest rates. As of September 30, 1999, the Savings Bank shows unrealized losses, net of tax effect, totaling $153,000 due to higher interest rates. Management does not anticipate the realization of the above loss. The unrealized loss does however negatively impact the Bank's capital. The unrealized losses combined with net operating income of $124,000 yields a net reduction in the Bank's capital of $29,000, net of applicable taxes, and a corresponding reduction in the book value of common stock from $16.03 on June 30, 1999 to $15.81 as of September 30, 1999. Despite this reduction, the Bank's capital continues to exceed regulatory requirements as shown above and continues to be adequate to support future asset growth.

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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not

Liquidity, cont.

less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 27.92% at September 30, 1999 and 30.11% as of June 30, 1999.

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

The Year 2000 Issue

The Bank's Board of Directors has adopted an action plan for addressing the computer-related concerns raised by Year 2000. An internal committee has been apointed by the Board to manage this effort. The Year 2000 committee meets on a regular basis to review and assess the current status of the Year 2000 project. The committee then prepares as status report for management and the Board of Directors.

Equipment
---------
A process to identify all equipment that may potentially be impacted has been completed. All outside servicers and major vendors have been contacted in order to ascertain their individual degree of readiness for the Year 2000. This includes items such as the vault, heating, ventilation and air conditioning controls and telephones. All of the vendors have responded to these inquires. We have received certifications of Year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the Year 2000. The only upgrade needed was to our telephone system and this upgrade has been completed.

Internal Computers
------------------
All internal computers have been tested for the Year 2000. At this time, we have found no problems with the computers and software used on the computers. We have completed testing with Bisys (our data services provider which processes the Bank's major loan and deposit applications). This testing involved advancing the date in a test environment through various critical dates during the millennium change. Transactions were run on the test system to test the date handling portions of the upgraded software. No problems were found during the testing. With the extensive testing and lack of problems found, we are confident of our ability to provide all services to our customer in the Year 2000 and beyond.

Computers used by our customers
-------------------------------
Large loan customers have been contacted in order to both instill awareness and to determine their state of readiness for Year 2000. All customers contacted have responded. At this point, the Bank has no reason to doubt the ability of any of these customers to continue to operate effectively in a Year 2000 environment. We believe that most of our residential borrowers and that none of our commercial borrowers are so dependent on their computers that a Year 2000 problem would render them unable to collect revenue or rent and in turn hinder their ability to make loan payments to the Bank. New large loan customers and commercial customers (both loan and deposit) are asked to complete a form as to their state of readiness for the Year 2000. We do not expect any material costs to address this risk area.

Cost
----
The committee has presented to the Board of Directors, and the Board has approved a Year 2000 budget. The budget is approximately $35,000. To date, total expenses paid are $33,000. The major costs was an upgrade and testing surcharge paid to Bisys. (Bisys is a data services provider which processes the Bank's major loan and deposit applications.)

Contingency & Cash Plan
-----------------------
Our data services provider has sponsored six meetings on their progress and test plans for the Year 2000. Starting in November, 1998 and continuing until April, 1999, a test facility was set up to provide for formal testing between the Bank and Bisys. At this time, we find no reason to believe that Bisys will not be able to operate properly in January, 2000.

The Year 2000 Issue, cont.

The committee worked with senior management to develop, validate and implement a Year 2000 liquidity or "Cash" Plan. This plan has been completed and approved by the Board of Director.

A Contingency Plan has been prepared by the committee to facilitate the ability of the Bank to continue providing an acceptable level of service to the Bank's customers in the event that Bisys encounters problems in January, 2000 or we are unable to communicate with Bisys. Procedures were already in place to accommodate interruptions of online service for periods of short duration. These procedures have been re-evaluated for effectiveness over a longer duration. Appropriate adjustments have been made and additional procedures required for longer duration "down-time" have been put into place. During September, 1999, we tested our procedures, including operating two offices without electrical power. The test was a success and shows our ability to handle various situations should the need arise. At the end of December, 1999, we will generate paper backup of all customer accounts and general ledger accounts. In the plan, customer payments will be processed manually, and due to the size of the Bank, we believe that we would be able to operate in this manner indefinitely, until our existing data servicer, or a replacement, is able to again provide data processing services. This procedure would require changing of schedules and the hiring of temporary staff during this time, which would increase our cost. Should it be necessary to change data service providers during the beginning of the Year 2000, the cost could be material.

During the weekend of January 1, 2000, we will verify with Bisys that all systems are up and running prior to opening on January 3, 2000. This verification will include telephone systems, electrical and computer operations.

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

                                           SWVA Bancshares, Inc.


Date:    November 12, 1999                 By: /s/ D. W. Shilling
                                               ---------------------------------
                                           D. W. Shilling
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, and Director


Date:    November 12, 1999                 By: /s/  Mary G. Staples
                                               ---------------------------------
                                           Mary G. Staples
                                           Controller/Treasurer
                                           Principal Financial Officer