Form 10QSB
period 1999-12-31
SWVA BANCSHARES INC
filed 2000-02-09
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES  EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 1999
                                    -----------------

                                       OR


(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        for the transition period from        to
                                                       ------    ------


                         Commission File Number 0-24674
                                                -------


                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                                   54-1721629
    --------                                                   ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

302 Second Street, SW, Roanoke Virginia                        24011-1597
---------------------------------------                       ------------
(Address of Principal executive offices)                       (Zip Code )

Registrant's telephone number, including area code  (540) 343-0135
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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 2000: $0.10 par value - 423,612 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
      ---          ---

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

        ================================================================



PART I.  FINANCIAL INFORMATION                                             PAGE
         =====================                                             ====


Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at December 31, 1999 (unaudited) and June 30, 1999        1

                  Consolidated Statements of Income for the Three
                  and Six Months Ended December 31, 1999 and
                  December 31, 1998 (unaudited)                             2

                  Consolidated Statements of Comprehensive Income
                  for the Three and  Six Months Ended December 31, 1999
                  and December 31, 1998 (unaudited)                         3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1999 and
                  December 31, 1998 (unaudited)                             4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                      5



Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7


PART II. OTHER INFORMATION                                                 12
         =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)
                                     Assets
                                                             Dec 31    June 30
                                                             ------    -------
                                                              1999       1999
                                                           -------------------
                                                               (Unaudited)
Cash and cash equivalents                                  $  2,997    $ 2,454
Interest-bearing deposits                                     5,019      6,278
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                           268        283
  Available for Sale, at fair value                          21,843     22,934
  Restricted at cost                                            550        600
Loans held for sale                                             608        476
Loans receivable, net                                        49,482     45,576
Property and equipment, net                                   1,660      1,688
Accrued interest receivable                                     577        594
Prepaid expenses and other assets                             1,047        831
                                                           --------    -------

    Total assets                                           $ 84,051    $81,714
                                                           ========    =======

                      Liabilities and Stockholders' Equity
Deposits                                                   $ 65,498    $62,094
Advances from Federal Home Loan Bank                         11,000     12,000
Advances from borrowers
  for taxes and insurance                                       195        210
Other liabilities and deferred income                           810        619
                                                           --------    -------

    Total liabilities                                        77,503     74,923
                                                           --------    -------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value, 2,225,000
   shares authorized, 423,612 outstanding
   as of December 31, 1999 and as of June 30, 1999               42         42
Additional paid-in capital                                    2,836      2,838
Less unearned ESOP shares (27,385 shares)                      (228)      (180)
Less unearned MSBP shares (12,253 shares)                      (240)      (228)
Dividends declared and paid                                     (76)      (254)
Retained earnings
 (substantially restricted)                                   5,139      5,088
Valuation allowance
  marketable equity securities                                 (925)      (515)
                                                           --------    -------

  Total Stockholders' Equity                                  6,548      6,791
                                                           --------    -------

  Total Liabilities
        and Stockholders' Equity                           $ 84,051    $81,714
                                                           ========    =======

Book Value Per Share (not in thousands)                    $  15.46    $ 16.03
                                                           ========    =======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                    Three Months      Six Months
                                                                Ended
                                                                Dec 31
                                                  -------------------------------------
                                                   1999     1998     1999     1998
                                                   ----     ----     ----     ----
                                                            (Unaudited)
Interest Income
  Loans                                             $1,004   $1,000   $1,934   $2,001
  Mortgage-backed and related securities               158      158      320      311
  U.S. Government obligations including agencies       207      149      413      314
  Municipal Bonds                                       29       12       59       24
  Other investments, including overnight deposits      108      158      231      320
                                                    ------   ------   ------   ------
         Total interest income                       1,506    1,477    2,957    2,970
                                                    ------   ------   ------   ------

Interest expense
  Deposits                                             693      740    1,326    1,530
  Borrowed funds                                       126      124      282      223
                                                    ------   ------   ------   ------
         Total interest expense                        819      864    1,608    1,753
                                                    ------   ------   ------   ------

Net interest income                                    687      613    1,349    1,217
Provision for credit losses                              3        3        6        6
                                                    ------   ------   ------   ------

Net interest income after
  provision for credit losses                          684      610    1,343    1,211
                                                    ------   ------   ------   ------
Noninterest income
  Loan and other customer service fees                  84       38      142       75
  Gain on sale of mortgage loans                        18      128       68      207
  Gross rental income                                   26       25       50       51
  Gain (loss) on Available for Sale Investments          0        0        0        0
  Other                                                  0        2        0        9
                                                    ------   ------   ------   ------
         Total noninterest income                      128      193      260      342
                                                    ------   ------   ------   ------
Noninterest expenses
  Personnel                                            373      348      722      700
  Office occupancy and equipment                        85       82      172      167
  Data processing                                       59       56      117      111
  Federal insurance of accounts                          9       10       18       20
  Other                                                121      126      227      237
                                                    ------   ------   ------   ------
         Total noninterest expenses                    647      622    1,256    1,235
                                                    ------   ------   ------   ------
         Income before income taxes                    165      181      347      318
         Provision for income taxes                     58       70      116      122
                                                    ------   ------   ------   ------

         Net Income                                 $  107   $  111   $  231   $  196
                                                    ======   ======   ======   ======

Basic earnings per share                            $  .26   $  .24   $  .57   $  .42
                                                    ======   ======   ======   ======
Diluted earnings per share                          $  .26   $  .24   $  .57   $  .42
                                                    ======   ======   ======   ======
Cash dividends per share                            $  .00   $  .00   $  .20   $  .20
                                                    ======   ======   ======   ======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                         Three Months        Six Months
                                                                      Ended
                                                                      Dec 31
                                                      --------------------------------------
                                                         1999     1998     1999     1998
                                                         ----     ----     ----     ----
                                                                   (Unaudited)


Net Income                                             $ 107     $ 111   $ 231     $ 196

Other comprehensive income, net of tax
         Unrealized gains (losses) on securities        (257)      (47)   (410)      (15)
                                                        -----    -----    -----    -----

Comprehensive Income                                   $(150)     $ 64   $(179)     $181
                                                       =================================

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                                Six Months Ended
                                                                     Dec 31
                                                                  1999        1998
                                                              --------    --------
                                                                   (Unaudited)
Operating Activities
    Net Income                                                $    231    $    196
Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        MSBP Shares Allocated                                       13          45
        Provision for credit losses                                  6           6
        Provision for depreciation and amortization                 58          52
        Loans Originated for Sale                               (5,127)    (16,780)
        Proceeds from sales of loans originated for sale         5,062      16,843
        Gain on Sale of Loans, from fees                           (67)       (207)
        Gain on Disposal of Property and Equipment                --          --
        Net gain on sale of investments, available for sale       --          --
        Net (increase) decrease in Other Assets                     17         135
        Net increase (decrease) in Other Liabilities               176         (59)
                                                              --------    --------
      Net cash provided by (used in) operating activities          369         231
                                                              --------    --------

Investing activities
    Proceeds from maturity of investments
        and interest-bearing deposits                            2,746       3,160
    Proceeds from sale of FHLB Stock                               109        --
    Proceeds from sale of available for sale investments        (1,487)      7,250
    Purchase of investments and interest-bearing deposits         --        (3,162)
    Purchase of available for sale investments                    --        (6,996)
    Purchase of property and equipment                             (29)        (28)
    Purchase of FHLB Stock                                         (59)       --
    Net (increase) decrease in loans                            (2,012)      2,025
    Purchase of loans                                           (1,900)       (413)
    Principal repayments on Mortgage Backed Securities             477       1,556
                                                              --------    --------
        Net cash provided by (used in) investing activities     (2,155)      3,392
                                                              --------    --------

Financing activities
    Curtailment of advances and other borrowings                (4,500)     (1,000)
    Proceeds from advances and other borrowings                  3,500       3,000
    Net increase (decrease) in savings deposits                  3,405      (1,589)
    Repurchase of stock                                           --           (68)
    Dividends paid                                                 (76)        (90)
                                                              --------    --------
    Net cash used in financing activities                        2,329         253
                                                              --------    --------

Increase (decrease) in cash and cash equivalents                   543       3,876

Cash and cash equivalents at beginning of period                 2,454       3,193
                                                              --------    --------

Cash and cash equivalents at end of period                    $  2,997    $  7,069
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
Operating results for the six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.


NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                                        Three Months            Six Months
                                                                                                      Ended
                                                                                                      Dec 31,
                                                                                     --------------------------------------------
                                                                                        1999       1998      1999       1998
                                                                                        ----       ----      ----       ----
                                                                                                    (Unaudited)
         Numerator:
(a) Net income available to shareholders                                             $    107  $     111  $    231  $     196
                                                                                      =======   ========   =======   ========

         Denominator:
         Weighed-average shares outstanding                                           426,612    493,112   425,112    494,511
         Less: ESOP weighed-average shares outstanding                                (22,819)  (27,385)   (22,819)  (27,385)
                                                                                      ---------------------------------------
(b) Basic EPS weighed-average shares outstanding                                      403,793   465,727    402,293   467,126

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option                              0          0          0          0
           Plan and Management Stock Bonus Plan                                             0          0          0          0
                                                                                   ---------- ---------- ---------- ----------

(c) Diluted EPS weighed-average shares outstanding                                    403,793   465,727    402,293   467,126
                                                                                      =======   =======    =======   =======
         Basic earnings per share (a/b)                                            $      .26 $      .24 $      .57 $      .48
                                                                                    =========  =========  =========  =========
         Diluted earnings per share (a/c)                                          $      .26 $      .24 $      .57 $      .48
                                                                                    =========  =========  =========  =========


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

The Company had unrealized loss on securities held as available for sale, for the three months ended December 31, 1999 of $257,000 after tax versus an unrealized loss of $47,000 after tax for the three months ended December 31, 1998. The Company had unrealized loss on securities held as available for sale, for the six months ended December 31, 1999 of $410,000 after tax versus an unrealized loss of $15,000 after tax for the six months ended December 31, 1998. The before tax and after tax amount, as well as the tax benefit is summarized below.

                                                                     Tax
                                                        Before     (Expense)      After
                                                         Tax        Benefit       Tax
                                                         ---        -------       ---

Three months ended December 31, 1999:
         Unrealized gains (losses) on securities        ($389)         $132      ($257)

Three months ended December 31, 1998:
         Unrealized gains (losses) on securities        ($ 64)          $17      ($ 47)



Six months ended December 31, 1999:
         Unrealized gains (losses) on securities        ($621)         $211      ($410)

Six months ended December 31, 1998:
         Unrealized gains (losses) on securities        ($ 24)         $  9      ($ 15)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 1999 and June 30, 1999
------------------------------------------------------------------------

Total assets increased $2.4 million or 2.86% from $81.7 million at June 30, 1999 to $84.1 million at December 31, 1999. Net loans receivable increased $3.9 million or 8.57% to $49.5 million at December 31, 1999 from $45.6 million at June 30, 1999 due primarily to increased mortgage loan volume added to the Bank's portfolio and continued growth in consumer and commercial loans.
                                                         .
Cash and cash equivalents increased $543,000 or 22.13% from $2.5 million at June 30, 1999 to $3.0 million at December 31, 1999 due mainly to additional cash maintained for anticipated Y2K needs. Interest bearing deposits decreased $1.3 million or 20.05% from $6.3 million at June 30, 1999 as compared to $5.0 million at December 31, 1999, due to a decrease in jumbo certificates in the Bank's portfolio which are matched with interest bearing liabilities. Available for Sale Investments decreased $1.1 million or 4.76% from $22.9 million at June 30, 1999 to $21.8 million at December 31, 1999 due to principal paybacks on Mortgage Backed Securities and a reduction in market value.

Prepaid expenses and other assets increased $216,000 or 25.99% from $831,000 at June 30, 1999 to $1.0 million at December 31, 1999 due to the federal tax deferral on the market value adjustment on investments.

There were no non-performing assets at December 31, 1999 and June 30, 1999. Classified assets totaled $345,000. An unsecured consumer loan for $4,000 which is performing, was classified as doubtful. The remaining classified loans were classified as substandard and were primarily single family mortgage loans.

Deposits increased $3.4 million, or 5.48% from $62.1 million at June 30, 1999 to $65.5 million at December 31, 1999 due mainly to an increase in certificates of deposits. These funds were used to fund loan growth. Core deposits were $18.6 million or 28.31% of total savings.

At December 31, 1999, there were $11.0 million outstanding in advances from the Federal Home Loan Bank of Atlanta. The decrease in advances of $1.0 million was due to increased cash flow which allowed the payoff of an advance.

Advances from borrowers for taxes and insurance decreased $15,000 or 7.14% due to the payment of real estate taxes due during the quarter ending December 31, 1999. Other liabilities and deferred income decreased $191,000 or 30.86% mainly due to funds held in payables to be applied to a loan participation.

Results of Operations for the three months ended December 31, 1999
------------------------------------------------------------------
and December 31, 1998
---------------------

         Net Income Net income decreased $4,000 or 3.60%, from $111,000 for the three months ended December 31, 1998 to $107,000 for the three months ended December 31, 1999. The decrease was mainly due to a decrease in the gain on sale of mortgage loans partially offset by an increase in interest earned on investment securities and decreased interest paid on deposits.

         Interest Income Interest income increased $29,000, or 1.96%, from $1.48 million for the three months ended December 31, 1998 to $1.51 million for the three months ended December 31, 1999. The increase was due mainly to an increase in interest income on Available for Sale Investments due to a larger volume of investments in the portfolio.

         Interest Expense Interest expense decreased $45,000 or 5.21% from $864,000 for the three months ended December 31, 1998 to $819,000 for the three months ended December 31, 1999. The decrease was due mainly to a decrease in interest paid on deposits.

         Net Interest Income Net interest income increased by $74,000 or 12.07% from $613,000 for the three months ended December 31, 1998 to $687,000 for the three months ended December 31, 1999. The increase was due mainly to increased interest earned on investments and decreased interest paid on deposits.

         Provision for Credit Losses The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended December 31, 1999. The allowance for credit losses was $216,000 at December 31, 1999. The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended December 31, 1998. The allowance for credit losses was $213,000 at December 31, 1998.

Results of Operations for the three months ended December 31, 1999
------------------------------------------------------------------
and December 31, 1998, cont.
----------------------------

         Non-interest Income Non-interest income decreased by $65,000, or 33.68% from $193,000 for the three months ended December 31, 1998 to $128,000 for the three months ended December 31, 1999. The decrease was mainly due to decreased loan fees on loans sold in the secondary market offset by a refund on prior year taxes.

         Non-interest Expense Non-interest expense increased by $25,000, or 4.02% from $622,000 for the three months ended December 31, 1998 to $647,000 for the three months ended December 31, 1999, mainly due to an increase in personnel offset by a decrease in audit expenses.

         Provision for income taxes The provision for income taxes for the three months ended December 31, 1999 was $58,000 as compared to $70,000 for the three months ended December 31, 1998 due to an increase in investments in Municipal Bonds which are not subject to federal income taxes.

Results of Operations for the six months ended December 31, 1999
----------------------------------------------------------------
and December 31, 1998
---------------------

         Net Income Net income increased $35,000 or 17.86%, from $196,000 for the six months ended December 31, 1998 to $231,000 for the six months ended December 31, 1999. The increase was mainly due to increased earnings on a larger investment base partially offset by a reduction in interest earned on mortgage loans as the area's real estate activity softened.

         Interest Income Interest income decreased $13,000, or 0.44%, from $2.97 million for the six months ended December 31, 1998 to $2.96 million for the six months ended December 31, 1999. The decrease was mainly a result in the reduction in interest earned on mortgage loans in the Bank's portfolio and a reduction in earnings on investments used to counter jumbo certificates in the Bank's portfolio.

         Interest Expense Interest expense decreased $145,000 or 8.27% from $1.8 million for the six months ended December 31, 1998 to $1.7 million for the six months ended December 31, 1999. The decrease was due mainly to a decrease in interest paid on deposits as a number of high rate certificates of deposit matured.

         Net Interest Income Net interest income increased by $132,000 or 10.85% from $1.2 million for the six months ended December 31, 1998 to $1.3 million for the six months ended December 31, 1999. The increase was mainly due to a decrease in interest paid on deposits offset by increased income on investment securities.

         Provision for Credit Losses The Bank made an addition of $6,000 to the provision for credit losses for the six months ended December 31, 1999. The allowance for credit losses was $216,000 at December 31, 1999. The Bank made an addition of $6,000 to the provision for credit losses for the quarter ended December 31, 1998. The allowance for credit losses was $213,000 at December 31, 1998.

         Non-interest Income Non-interest income decreased by $82,000, or 23.98% from $342,000 for the six months ended December 31, 1998 to $260,000 for the six months ended December 31, 1999. The decrease was mainly due to decreased mortgage loan fees offset by increased service fees on checking accounts and a refund for prior years on income taxes paid.

         Non-interest Expense Non-interest expense increased by $21,000, or 1.70% from $1.23 million for the six months ended December 31, 1998 to $1.26 million for the six months ended December 31, 1999, mainly due to an increase in personnel expense, training expense and data processing expense as well as increased expenses in office equipment and supply expenses.

         Provision for income taxes The provision for income taxes for the six months ended December 31, 1999 was $116,000 compared to $122,000 for the six months ended December 31, 1998. The decrease was due to an increase in investments in Municipal Bonds which are not subject to federal income taxes.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at December 31, 1999:
                                                                 Percent of
                                                     Amount        Assets
                                                     ------        ------
                  GAAP Capital....................   $7,099         8.32%
                                                      =====        =====

                  Tangible Capital................   $7,099         8.32%
                  Tangible Capital Requirement....    1,279         1.50%
                                                      -----        -----
                  Excess..........................   $5,820         6.82%
                                                      =====        =====

                  Core Capital....................   $7,099         8.32%
                  Core Capital Requirement........    2,559         3.00%
                                                      -----        -----
                  Excess..........................   $4,540         5.32%
                                                      =====        =====

                  Total Risk-Based Capital........   $7,315        16.52%
                  Risk-Based Capital Requirement..    3,542         8.00%
                                                      -----        -----
                  Excess..........................   $3,773         8.52%
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

Liquidity

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage backed securities. The Bank also obtains funds from sales and maturities of investment securities, short-term investments and borrowings (namely advances from the FHLB of Atlanta). The Bank uses such funds primarily to meet existing and continuing loan commitments, to fund maturing time deposits and savings withdrawals and to maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 29.46% at December 31, 1999 and 22.94% as of June 30, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on October 13, 1999. At that meeting, stockholders elected four directors and ratified the appointment of the independent auditors. The stockholders did not approve a stockholder proposal to recommend that the Company's Board of Directors appoint a special committee concerning offers to acquire the Company.

1.   The following directors were elected:

                  Nominee                Votes For     Votes Withheld
                  -------                ---------     --------------

                  James H. Brock          297,457       95,004

                  Glen C. Combs           297,607       94,854

                  Michael M. Kessler      297,707       94,754

                  D. W. Shilling          297,707       94,754

2. Ratification of appointment of Cherry Bekaert & Holland, L. L. P. as independent auditors for 2000 fiscal year.

                  Votes For            Votes Against    Abstain
                  ---------            -------------    -------

                  336,490                  35,640       20,031

3. Proposal of a stockholder to recommend that the Board of Directors appoint a special committee concerning offers to acquire the Company.

                  Votes For            Votes Against    Abstain      Non Vote
                  ---------            -------------    -------      --------

                  123,638                 204,120        4,200       60,503

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     SWVA Bancshares, Inc.


Date:  February 8, 2000              By:   /s/ D. W. Shilling
                                           -------------------------------------
                                           D. W. Shilling
                                           President, Chief Financial Officer, and Director


Date:  February 8, 2000              By:   /s/  Mary G. Staples
                                           -------------------------------------
                                           Mary G. Staples
                                           Controller/Treasurer
                                           Principal Financial Officer
