Form 10QSB
period 2000-03-31
SWVA BANCSHARES INC
filed 2000-05-10
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from          to
                                    --------    --------


                         Commission File Number 0-24674


                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                            54-1721629
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

302 Second Street, SW, Roanoke Virginia                 24011-1597
---------------------------------------                 ----------
(Address of Principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (540) 343-0135
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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000: $0.10 par value - 423,612 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No  X
      ---        ---

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

        ================================================================



PART I.  FINANCIAL INFORMATION                                              PAGE
         =====================                                              ====


Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at March 31, 2000 (unaudited) and June 30, 1999            1

                  Consolidated Statements of Income for the Three
                  and Nine Months Ended March 31, 2000 and
                  March 31, 1999 (unaudited)                                 2

                  Consolidated Statements of Comprehensive Income
                  for the Three and  Nine Months Ended March 31, 2000
                  and March 31, 1999 (unaudited)                             3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2000 and
                  March 31, 1999 (unaudited)                                 4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                       5


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7

PART II. OTHER INFORMATION                                                  12
         =================

                        SWVA BANCSHARES, INC & SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets
                                                         Mar 31         June 30
                                                     ------------   ------------
                                                          2000            1999
                                                     ------------   ------------
                                                      (Unaudited)
Cash and cash equivalents                            $     1,399    $     2,454
Interest-bearing deposits                                  3,040          6,278
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                        261            283
  Available for Sale, at fair value                       21,767         22,934
  Restricted at cost                                         550            600
Loans held for sale                                          270            476
Loans receivable, net                                     52,684         45,576
Property and equipment, net                                1,653          1,688
Accrued interest receivable                                  615            594
Prepaid expenses and other assets                            884            831
                                                     -----------    -----------

    Total assets                                     $    83,123    $    81,714
                                                     ===========    ===========

          Liabilities and Stockholders' Equity
Deposits                                             $    65,240    $    62,094
Advances from Federal Home Loan Bank                      10,250         12,000
Advances from borrowers
  for taxes and insurance                                    378            210
Other liabilities and deferred income                        629            619
                                                     -----------    -----------

    Total liabilities                                     76,497         74,923
                                                     -----------    -----------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value, 2,225,000
   shares authorized,  423,612 outstanding
   as of March 31, 2000 and
   June 30, 1999                                              42             42
Additional paid-in capital                                 2,827          2,838
Less unearned ESOP shares (27,385 shares)                   (228)          (228)
Less unearned MSBP shares (14,895 shares)                   (241)          (254)
Dividends declared and paid                                 (152)          (180)
Retained earnings
 (substantially restricted)                                5,237          5,088
Valuation allowance
  marketable equity securities                              (859)          (515)
                                                     -----------    -----------

  Total Stockholders' Equity                               6,626          6,791
                                                     -----------    -----------

  Total Liabilities
        and Stockholders' Equity                     $    83,123    $    81,714
                                                     ===========    ===========

Book Value Per Share (not in thousands)              $     15.64    $     16.03
                                                     ===========    ===========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                     Three Months       Nine Months
                                                                 Ended
                                                                March 31
                                                    ----------------------------------
                                                      2000     1999     2000     1999
                                                      ----     ----     ----     ----
                                                               (Unaudited)
Interest Income
  Loans                                             $1,033   $  934   $2,967   $2,936
  Mortgage-backed and related securities               157      137      477      448
  U.S. Government obligations including agencies       206      158      620      472
  Municipal Bonds                                       30       17       89       40
  Other investments, including overnight deposits       84      162      315      482
                                                    ------   ------   ------   ------
         Total interest income                       1,510    1,408    4,468    4,378
                                                    ------   ------   ------   ------

Interest expense
  Deposits                                             696      676    2,021    2,206
  Borrowed funds                                       126      119      409      342
                                                    ------   ------   ------   ------
         Total interest expense                        822      795    2,430    2,548
                                                    ------   ------   ------   ------

Net interest income                                    688      613    2,038    1,830
Provision for credit losses                              3        3        9        9
                                                    ------   ------   ------   ------

Net interest income after
  provision for credit losses                          685      610    2,029    1,821
                                                    ------   ------   ------   ------

Noninterest income
  Loan and other customer service fees                  50       40      191      114
  Gain on sale of mortgage loans                        17       60       85      267
  Gross rental income                                   25       25       76       76
  Gain (loss) on Available for Sale Investments          0        0        0        0
  Other                                                  0        0        0        9
                                                    ------   ------   ------   ------
         Total noninterest income                       92      125      352      466
                                                    ------   ------   ------   ------

Noninterest expenses
  Personnel                                            390      372    1,113    1,072
  Office occupancy and equipment                        84       84      255      251
  Data processing                                       64       57      181      167
  Federal insurance of accounts                          4       10       22       30
  Other                                                129      108      356      345
                                                    ------   ------   ------   ------
         Total noninterest expenses                    671      631    1,927    1,865
                                                    ------   ------   ------   ------

         Income before income taxes                    106      104      454      422
         Provision for income taxes                      9       40      125      162
                                                    ------   ------   ------   ------

         Net Income                                 $   97   $   64   $  329   $  260
                                                    ======   ======   ======   ======

Basic earnings per share                            $  .24   $  .14   $  .82   $  .56
                                                    ======   ======   ======   ======
Diluted earnings per share                          $  .24   $  .14   $  .82   $  .56
                                                    ======   ======   ======   ======
Cash dividends per share                            $  .20   $  .20   $  .40   $  .40
                                                    ======   ======   ======   ======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                   Three Months      Nine Months
                                                               Ended
                                                              March 31
                                                   ---------------------------------
                                                   2000     1999     2000     1999
                                                   ----     ----     ----     ----
                                                              (Unaudited)


Net Income                                         $  97   $  64    $ 329    $ 260

Other comprehensive income, net of tax
         Unrealized gains (losses) on securities      66    (143)    (345)    (158)
                                                   -----   -----    -----    -----

Comprehensive Income                               $ 163   $ (79)   $ (16)   $ 102
                                                   =====   =====    =====    =====


                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                                               Nine Months Ended
                                                                     Mar 31
                                                                 2000       1999
                                                               -------  ----------
                                                                 (Unaudited)

Operating Activities
    Net Income                                                  $ 329      $ 260
Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        MSBP Shares Allocated                                      13         45
        Provision for credit losses                                 9          9
        Provision for depreciation and amortization                86         79
        Loans Originated for Sale                              (5,899)   (24,795)
        Proceeds from sales of loans originated for sale        6,189     25,937
        Gain on Sale of Loans, from fees                          (84)      (267)
        Gain on Disposal of Property and Equipment                  -          -
        Net gain on sale of investments, available for sale         -          -
        Net (increase) decrease in Other Assets                   111        126
        Net increase (decrease) in Other Liabilities              169         41
                                                              -------    -------
      Net cash provided by (used in) operating activities         923      1,435
                                                              -------   --------

Investing activities
    Proceeds from maturity of investments
        and interest-bearing deposits                           4,725      5,136
    Proceeds from sale of FHLB Stock                              109          -
    Proceeds from sale of available for sale investments       (1,487)     7,250
    Purchase of investments and interest-bearing deposits           -     (5,014)
    Purchase of available for sale investments                      -     (9,571)
    Purchase of property and equipment                            (50)       (51)
    Purchase of FHLB Stock                                        (59)         -
    Net (increase) decrease in loans                           (5,217)     4,193
    Purchase of loans                                          (1,900)    (1,313)
    Principal repayments on Mortgage Backed Securities            657      2,639
                                                              -------    -------
        Net cash provided by (used in) investing activities    (3,222)     3,269
                                                              -------    -------

Financing activities
    Curtailment of advances and other borrowings               (6,500)    (1,000)
    Proceeds from advances and other borrowings                 4,750      3,000
    Net increase (decrease) in savings deposits                 3,146     (4,456)
    Repurchase of stock                                             -     (1,209)
    Dividends paid    (152)                                      (173)
                   --------                                    -------
    Net cash used in financing activities                       1,244     (3,838)
                                                              -------     -------

Increase (decrease) in cash and cash equivalents               (1,055)       866

Cash and cash equivalents at beginning of period                2,454      3,193
                                                               -------    ------

Cash and cash equivalents at end of period                    $ 1,399    $ 4,059
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.


NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                      Three Months            Nine Months
                                                                                      Ended
                                                                                     March 31,
                                                                ---------------------------------------------------
                                                                    2000         1999        2000         1999
                                                                    ----         ----        ----         ----
                                                                                   (Unaudited)

         Numerator:
(a) Net income available to shareholders                         $      97    $      64    $     329    $     260
                                                                 =========    =========    =========    =========

         Denominator:
         Weighed-average shares outstanding                        423,612      473,968      423,612      487,759
         Less: ESOP weighed-average shares outstanding             (22,819)     (27,385)     (22,819)     (27,385)
                                                                 ---------    ---------    ---------    ---------

(b) Basic EPS weighed-average shares outstanding                   400,793      446,583      400,793      460,374

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option
           Plan and Management Stock Bonus Plan                          0            0            0            0
                                                                 ---------    ---------    ---------    ---------

(c) Diluted EPS weighed-average shares outstanding                 400,793      446,583      400,793      460,374
                                                                 =========    =========    =========    ========

         Basic earnings per share (a/b)                          $     .24    $     .14    $     .82    $    .56
                                                                 =========    =========    =========    ========

         Diluted earnings per share (a/c)                        $     .24    $     .14    $     .82    $    .56
                                                                 =========    =========    =========    ========


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

The company had unrealized gain on securities held for sale, for the three months ended March 31, 2000 of $66,000 after tax versus an unrealized loss of $143,000 after tax for the three months ended March 31, 1999. The Company had unrealized loss on securities held as available for sale, for the nine months ended March 31, 2000 of $345,000 after tax versus and unrealized loss of $158,000 after tax for the nine months ended March 31, 1999. The before and after tax amount, as well as the tax benefit is summarized below.


                                                                Tax
                                                      Before  (Expense)    After
                                                       Tax     Benefit      Tax
                                                       ---     -------      ---


Three months ended March 31, 2000:
         Unrealized gains (losses) on securities       $ 99      ($33)     $ 66

Three months ended March 31, 1999:
         Unrealized gains (losses) on securities      ($144)      $ 1     ($143)



Nine months ended March 31, 2000:
         Unrealized gains (losses) on securities      ($522)     $177     ($345)

Nine months ended March 31, 1999:
         Unrealized gains (losses) on securities      ($168)      $10     ($158)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2000 and June 30, 1999
---------------------------------------------------------------------

Total assets increased $1.4 million or 1.72% from $81.7 million at June 30, 1999 to $83.1 million at March 31, 2000. Net loans receivable increased $7.1 million or 15.60% to $52.7 million at March 31, 2000 from $45.6 million at June 30, 1999 due primarily to additional mortgage loans added to the Bank's portfolio and continued growth in consumer and commercial loans during the quarter ended March 31, 2000.
                                                         .
Cash and cash equivalents decreased $1.1 million from $2.5 million at June 30, 1999 to $1.4 million at March 31, 2000. The cash flow from loan payments and payoffs on mortgage loans and mortgage backed securities and from certificates of deposits was used to fund new loans. Interest bearing deposits decreased $3.3 million or 51.58% from $6.3 million at June 30, 1999 as compared to $3.0 million at March 31, 2000, due to a decrease in jumbo certificates in the Bank's portfolio which are matched with interest bearing deposits. Available for Sale Investments decreased $1.1 million to $21.8 million at March 31, 2000 due mainly to principal paybacks on Mortgage Backed Securities. Loans held for sale decreased $206,000 from $476,000 at June 30, 1999 to $270,000 at March 31, 2000 due to a reduction in the local market demand for mortgage loans.

There were non-performing loans at March 31, 2000 totaling $118,000. The loans are secured by single family real estate and no loss is anticipated. There were no non-performing assets at June 30, 1999. Classified assets totaled $531,000. An unsecured consumer loan for $4,000 was classified as doubtful. The remaining classified loans were classified as substandard and were primarily single family mortgage loans.

Deposits increased $3.1 million, or 5.07% from $62.1 million at June 30, 1999 to $65.2 million at March 31, 2000 due mainly to an increase in certificates of deposits. These funds were used to fund loan growth. Core deposits were $19.5 million or 29.80% of total deposits.

At March 31, 2000, there were $10.3 million outstanding in advances from the Federal Home Loan Bank of Atlanta. The decrease in advances of $1.7 million was due to payment of cash available from funds received on certificates of deposit.

Advances from borrowers for taxes and insurance increased $168,000 due to the accumulation of funds to pay real estate taxes due during the quarter ending June 30, 2000.

Results of Operations for the three months ended March 31, 2000
---------------------------------------------------------------
and March 31, 1999
------------------

         Net Income Net income increased $33,000 or 51.56%, from $64,000 for the
         ----------
three months ended March 31, 1999 to $97,000 for the three months ended March 31, 2000. The increase was mainly due to increased net interest income.

         Interest Income Interest income increased $102,000, or 7.24%, from $1.4
         ---------------
million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. The increase was mainly a result in the increase in earnings on a larger loan portfolio.

         Interest  Expense  Interest  expense  increased  $27,000  or 3.40% from
         -----------------
$795,000 for the three months ended March 31, 1999 to $822,000 for the three months ended March 31, 2000. The increase was due mainly to an increase in loan production and upward adjustments on variable rate loans.

         Net Interest Income Net interest income  increased by $75,000 or 12.23%
         ------------
from $613,000 for the three months ended March 31, 1999 to $688,000 for the three months ended March 31, 2000. The increase was due mainly to an increase in loans and an increase in borrowed funds and certificates of deposits.

         Provision  for Credit Losses The Bank made an addition of $3,000 to the
         ----------------------------
provision for credit losses for the quarter ended March 31, 2000. The allowance for credit losses was $219,000 at March 31, 2000. The Bank made an addition of $3,000 to the provision for credit losses for the quarter ended March 31, 1999. The allowance for credit losses was $206,000 at March 31, 1999.

Results of Operations for the three months ended March 31, 2000
---------------------------------------------------------------
and March 31, 1999, cont.
-------------------------


         Non-interest Income Non-interest income decreased by $33,000, or 26.40%
         -------------------
from $125,000 for the three months ended March 31, 1999 to $92,000 for the three months ended March 31, 2000. The decrease was mainly due to a decrease in gains on the sale of mortgage loans.

         Non-interest  Expense  Non-interest  expense  increased by $40,000,  or
         ---------------------
6.34% from $631,000 for the three months ended March 31, 1999 to $671,000 for the three months ended March 31, 2000, mainly due to an increase in personnel expense, data processing, and advertising expenses partially offset by a reduction in Federal insurance of account premiums.

         Provision for income taxes The provision for income taxes for the three
         --------------------------
months ended March 31, 1999 was $40,000 as compared to $9,000 for the three months ended March 31, 2000. The decrease was due to adjustment for taxes paid in prior years on deferred compensation expenses and a review of the tax accrual on municipal bonds.


Results of Operations for the nine months ended March 31, 2000
--------------------------------------------------------------
and March 31, 1999
------------------

         Net Income Net income  increased  $69,000 or 26.54%,  from $260,000 for
         ----------
the nine months ended March 31, 1999 to $329,000 for the nine months ended March 31, 2000. The increase was mainly due to increased net interest income.

         Interest Income Interest income increased $90,000,  or 2.06%, from $4.4
         ---------------
million for the nine months ended March 31, 1999 to $4.5 million for the nine months ended March 31, 2000. The increase was mainly a result in the increase in earnings on a larger loan portfolio, particularly in consumer and commercial loans.

         Interest Expense Interest expense decreased $118,000 or 4.63% from $2.5
         ----------------
million for the nine months ended March 31, 1999 to $2.4 million for the nine months ended March 31, 2000. The decrease was due mainly to a decrease in cost of funds as high cost certificates of deposits matured and were repriced.

         Net Interest Income Net interest income increased by $208,000 or 11.37%
         -------------------
from $1.8 million for the nine months ended March 31, 1999 to $2.0 million for the nine months ended March 31, 2000. The increase was mainly due to a decrease in interest paid on deposits and by increased income on investment securities and loans.

         Provision  for Credit Losses The Bank made an addition of $9,000 to the
         ----------------------------
provision for credit losses for the nine months ended March 31, 2000. The allowance for credit losses was $219,000 at March 31, 2000. The allowance for credit losses was $206,000 at March 31, 1999. A charge to the provision for credit losses was made for a $9,000 loss on a consumer loan during the nine months ended March 31, 1999.

         Non-interest  Income  Non-interest  income  decreased by $114,000  from
         --------------------
$466,000 for the nine months ended March 31, 1999 to $352,000 for the nine months ended March 31, 2000. The decrease was mainly due to a decrease in gains on the sale of mortgage loans although mitigated by an increase in other fee income.

         Non-interest  Expense Non-interest expense increased by $62,000 to $1.9
         ---------------------
million for the nine months ended March 31, 2000, mainly due to increases in personnel expense, data processing expense and advertising expenses.



         Provision  for income taxes The provision for income taxes for the nine
         ---------------------------
months ended March 31, 2000 was $125,000 compared to $162,000 for the nine months ended March 31, 1999. The decrease was due to the tax savings associated with municipal bonds and an adjustment during the quarter ended March 31, 2000 for prior year tax adjustment on deferred compensation expense.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at March 31, 2000:
                                                                Percent of
                                                                ----------
                                                 Amount           Assets
                                                 ------           ------

      GAAP Capital....................           $7,200            8.54%
                                                  =====           =====

      Tangible Capital................           $7,200            8.54%
      Tangible Capital Requirement....            1,265            1.50%
                                                  -----           -----
      Excess..........................           $5,935            7.04%
                                                  =====           =====

      Core Capital....................           $7,200            8.54%
      Core Capital Requirement........            2,530            3.00%
                                                  -----           -----
      Excess..........................           $4,670            5.54%
                                                  =====           =====

      Total Risk-Based Capital........           $7,419           15.91%
      Risk-Based Capital Requirement..            3,731            8.00%
                                                  -----           -----
      Excess..........................           $3,688            7.91%
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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 26.79% at March 31, 2000 and 30.11% as of June 30, 1999.

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

                           SWVA Bancshares, Inc.


Date:    May 10, 2000      By: /s/ D. W. Shilling
                               --------------------
                               D. W. Shilling
                               President, Chief Financial Officer, and Director


Date:    May 10, 2000      By: /s/  Mary G. Staples
                               --------------------
                               Mary G. Staples
                               Controller/Treasurer
                               Principal Financial Officer