Form 10KSB
period 2000-06-30
SWVA BANCSHARES INC
filed 2000-09-27
CIK 925656

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended June 30, 2000
                          -------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number:  0-24674
                         -------

                                  SWVA BANCSHARES, INC.
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in Its Charter)

           Virginia                                             54-1721629
--------------------------------                            --------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

      302 Second Street, S.W., Roanoke, Virginia                  24011-1597
------------------------------------------------------      --------------------
      (Address of Principal Executive Offices)                    (Zip Code)

                                 (540) 343-0135
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $6.4 million

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of August 31, 2000, was $7.0 million.

         As of September 25, 2000, the registrant had 423,612 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one)
Yes        No   X
    -----     -----
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

                                     PART I

         SWVA Bancshares, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits to the Form 10-KSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.  Description of Business.

Business of the Company

         SWVA Bancshares, Inc. (the "Company") is a Virginia-chartered corporation organized in June of 1994 at the direction of Southwest Virginia Savings Bank, FSB (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On October 7, 1994, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. In connection with the Conversion, the Company issued 570,590 shares of its Common Stock, par value $.10 per share (the "Common Stock"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. At June 30, 2000, the Company had total assets of $84.0 million and stockholders' equity of $6.7 million.

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

         During the year ended June 30, 2000, the Company did not repurchase any shares of stock.

Business of the Bank

         General. The Bank is primarily engaged in attracting deposits from the general public and reinvesting those funds to originate real estate loans on one- to four-family residences, multi-family and non-residential real estate loans, construction, commercial loans and consumer loans. In addition, the Bank invests in investment securities and mortgage-backed securities. The Bank offers its customers both ARMs and fixed-rate mortgage loans. The Bank originates mortgages for retention in the Bank's portfolio as well as originations for sale in the secondary market. Depending on the level of prevailing interest rates, management of the Bank determines whether to retain fixed rate mortgage loans in its portfolio on the basis of whether the interest rate received on the loan would be beneficial to the profitability of the Bank's loan portfolio over the average life of the loan. All commercial and consumer loans are retained in the Bank's portfolio and the focus on these types of loans is generating new business that is enabling the Bank to reduce its dependence on mortgage activity.

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

Lending Activities

         General. The traditional lending activity of the Bank is the origination of adjustable-rate mortgage loans, fixed rate mortgage loans and short-term loans secured by one- to four-family residences. These fixed-rate and adjustable rate loans are generally underwritten to conform to secondary market standards and a portion of these loans are sold in the secondary market at the time of origination. The Bank also originates some nonconforming first mortgage loans to serve community needs which are retained in the Banks's portfolio. Adjustable-rate mortgage ("ARMs") loans comprised 50.34% of total loans outstanding on June 30, 2000. For the fiscal year ended June 30, 2000, adjustable-rate loans represented 30.00% of total mortgage loan originations. The Bank also originates nonresidential and multi-family real estate loans as well as construction loans, commercial loans, home equity loans and consumer loans. The Bank continues its focus on increasing its commercial and consumer lending in fiscal 2000. These loans offer income enhancement through higher yields and shorter terms and tend to reprice on a more frequent basis than long-term mortgage loans. The Bank is making these types of loans on what management believes is a conservatively underwritten basis. Management intends to continue emphasizing these types of lending to meet the area's credit needs as well as provide the Bank with better returns in its loan portfolio.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                                             At June 30,
                                              --------------------------------------------------------------------
                                                                  2000                             1999
                                              ---------------------------------  ---------------------------------
                                                       Amount           Percent           Amount           Percent
                                              ---------------------------------  ---------------------------------
                                                                       (Dollars in Thousands)
Mortgage loans
  Residential, one to four family                     $33,872             61.25%         $32,342             68.94%
  Residential, multifamily                              4,014              7.26            4,187              8.92
  Nonresidential and land                               5,459              9.87            2,071              4.41
  Construction                                          4,781              8.64            4,024              8.58
Non-mortgage loans
  Consumer loans
    Secured personal                                    1,774              3.21            1,483              3.16
    Unsecured personal                                    165               .30               92               .20
    Auto                                                  568              1.03              177               .38
    Home Improvement                                       19               .03               38               .08
    Equity line                                         3,262              5.90            2,316              4.94
    Other                                                 120               .21               80               .17
  Commercial
    Secured                                               202               .37              105               .22
    Unsecured                                           1,068              1.93                -                 -
                                                       ------           -------           -------           ------
      Total loans receivable                           55,304            100.00%          46,915            100.00%
                                                                        =======                             ======
Less
  Deferred loan fees                                       27                                 42
  Undisbursed loans in process                          1,449                              1,087
  Allowance for credit losses                             218                                210
                                                       ------                             ------
  Loans receivable, net                               $53,610                            $45,576
                                                       ======                             ======

         The following table sets forth the maturity of the Bank's loan portfolio at June 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $23.3 million and $25.1 million, for the fiscal years ended June 30, 2000 and 1999, respectively. ARMs are shown as maturing based on contractual maturities.

                                           Residential
                                              1-4        Multi-      Non-residential                 Consumer and
                                             Real       Family         and Land        Construction      Other             Total
                                           Estate(1)
                                           ---------    -------      ---------------   ------------  ------------        --------
                                                                        (In Thousands)
Amounts Due:
Within 3 months                            $     -      $     -          $     -         $ 1,295         $   672         $  1,967
3 months to 1 Year                               4            -                -           2,331             478            2,813
                                            ------       ------           ------          ------          ------          -------
   Total due in one year or less                 4            -                -           3,626           1,150            4,780
                                            ------       ------           ------          ------          ------          -------

After 1 year:
  1 to 3 years                                 151            -              104             905             963            2,123
  3 to 5 years                                 322            -            2,135             250             539            3,246
  5 to 10 years                              3,024          749            1,735               -           1,034            6,542
  10 to 20 years                             7,432        2,643            1,390               -           3,492           14,957
  Over 20 years                             22,939          622               95               -               -           23,656
                                            ------       ------           ------          ------          ------          -------
   Total due after one year                 33,868        4,014            5,459           1,155           6,028           50,524
                                            ------       ------           ------          ------          ------          -------
   Total amount due                        $33,872      $ 4,014          $ 5,459         $ 4,781         $ 7,178         $ 55,304
                                            ======       ======           ======          ======          ======          =======
Less:
Allowance for loan loss                                                                                                       218
Loans in process                                                                                                            1,449
Deferred loan fees                                                                                                             27
                                                                                                                           ------
  Loans receivable, net                                                                                                  $ 53,610
                                                                                                                          =======

         The following table sets forth the dollar amount at June 30, 2000 of all loans due after June 30, 2001, which have pre-determined interest rates and which have adjustable interest rates.

                                                                Adjustable
                                             Fixed Rates           Rates           Total
                                             -----------       ------------      --------
                                                              (In Thousands)
Residential one- to four-family                $ 8,165          $25,703           $33,868
Multi-family                                     3,031              983             4,014
Nonresidential and land                          5,235              224             5,459
Construction                                       255              900             1,155
Consumer and other                               2,384            3,644             6,028
                                                ------           ------            ------
  Total(1)                                     $19,070          $31,454           $50,524
                                                ======           ======            ======

----------------------------
(1) Before deductions for unearned discounts, deferred loan costs, net and allowances for loan losses.

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. At June 30, 2000, the Bank had $33.9 million, or 61.25%, of its loan portfolio invested in these loans. The Bank also offers home equity lines of credit secured by one- to four-family residential properties which are discussed below under "-- Consumer and Other Loans." Management believes that this production of one- to four-family loans has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

         The Bank offers ARMs that adjust every year and have terms of up to 30 years. Generally, the interest rate adjustments on ARMs are based on the one year Treasury bill index. These ARMs have interest rate floors of 6%, so that the interest rate on such loans cannot adjust below such floors. However, during the fiscal year ended June 30, 2000, the Bank originated some ARMs at interest rates up to .50% below such floors, although the initial rates are not below the Bank's costs of funds and do not lead to negative amortization of the balance on such loans. The ARMs originated for the Bank's portfolio carry interest rate ceilings up to 4.00% above the initial interest rate on the loans. The Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers.

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

         Multi-Family and Non-residential Real Estate Loans. The Bank in the past has originated non-residential real estate and multi-family loans. This type of lending represents a small portion of the Bank's lending activities although management anticipates growth in the respective portfolio as we actively seek quality projects. There were $3.5 million in non-residential real estate loans originated during the fiscal year ended June 30, 2000. During the same period, the bank originated $163,000 in multi-family loans.

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

         Loans secured by multi-family and non-residential real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential and multi-family real estate is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank may also obtain personal guarantees. Substantially all of the properties securing the Bank's non-residential and multi-family real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank generally obtains appraisals on each property in accordance with applicable regulations. At June 30, 2000, the largest non-residential or multi-family real estate loan had a balance of $1.0 million and was secured by multi-family real estate and was performing. See "-- Loans to One Borrower."

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, involving non-residential and multi-family properties. These properties are located in the Bank's market area.

         Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence. Loans for speculative housing construction are made to area builders after a background check has been made. The Bank usually will have no more than four construction loans outstanding at any time to any single builder. Construction loans on one- to four-family properties are generally limited to a maximum loan-to-value ratio of 80% and have a maximum maturity of 12 months. Construction loans on non-residential and multi-family properties are generally limited to a maximum loan-to-value ratio of 75% and have a maximum maturity of 18 months. Loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a representative of the Bank. Accrued interest on loan disbursements is paid monthly. At June 30, 2000, the Bank had $2.2 million in construction loans outstanding to builders on a speculative basis, with $735,000 in loans in process (funds being held for construction progress) outstanding and attributed to these loans.

         Construction loans to owners have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties except that the builder must qualify as an approved contractor by the Bank, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Bank against mechanics' liens or whose credit, financial statements and experience have been approved by the Bank. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At June 30, 2000, there was $426,000 outstanding in construction loans to owners with $322,000 outstanding in loans in process allocated to these projects. There were $1.8 million in construction loans originated on nonresidential and multi-family properties during the fiscal year ended June 30, 2000.

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

         Consumer loans consist of personal secured and unsecured loans, automobile, boat and recreational vehicle loans, home improvement loans, home equity loans and lot loans.

         The Bank also offers a home equity line of credit, which is a revolving line of credit secured by a first or second mortgage. Available credit is accessible to the customer by either writing a check or requesting an advance at a branch office of the Bank. The rate on such loans is adjustable monthly.

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

         The Bank is allowed to make secured and unsecured loans for nonresidential, business and agricultural purposes (including the issuance of letters of credit) in amounts not exceeding 10% of the Bank's assets. On the secured loans, collateral may include real estate, business equipment, inventories, accounts receivable, cash equivalents and other types of acceptable security. Non-real estate commercial lending by the Bank has been limited, however it has significant focus in our game plan as we expand our loan product offerings. Letters of credit have mostly been provided to contractors for use in land development. The letters of credit have generally been secured by real estate and generally contain personal guarantees of the principals of the borrowing entity.

         The aggregate amount of commercial business loans outstanding may not exceed 20% of the Bank's assets, and amounts in excess of 10% of such total assets may be used only for small business loans. As of June 30, 2000, $1.3 million or 2.30% of the Bank's loan portfolio was categorized as commercial business loans.

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

         Loan Solicitation, Approval and Processing. The Bank's sources of loan applications are referrals from existing or past customers, real estate brokers, call-in and walk-in customers, builders and the result of advertising. Mortgage originators, branch managers, consumer and commercial lenders are proactive in solicitation of new business.

         Specified officers have individual loan authority for approval of all types of credit. A combination of the President and two other officers have authority up to and including $250,000. The Management Loan Committee has authority up to and including $500,000. All contruction loans, all letters of credit, and lines of credit over $25,000 must be approved by the Management Loan Committee. The Board Loan Committee has authority up to and including $750,000. All credits over $750,000 must be approved by the Board of Directors. The Bank uses Office of Thrift Supervision (the "OTS") guidelines as to legal loan limits.

         All loan authorities represent total direct and indirect obligations owing to Bank to include unfunded commitments and to exclude debt on primary residence secured by First Deed of Trust to the Bank. Debt on primary residence secured by First Deed of Trust to the Bank is included in total liability recap for determination of limit to loans to one borrower.

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

                                                                         Year Ended June 30,
                                                                 --------------------------------
                                                                     2000                  1999
                                                                 --------------------------------
                                                                          (In Thousands)

Total gross loans receivable at
  beginning of period                                               $46,915               $50,106

Loans originated:
  One- to four-family residential                                    18,512                38,319
  Multi-family residential                                              163                   781
  Non-residential and land                                            3,547                   300
  Construction loans                                                  4,178                 4,713
  Consumer loans                                                      4,379                 1,796
                                                                     ------                ------
    Total loans originated                                           30,779                45,909
                                                                     ------                ------

Loans purchased:
  One- to four-family residential                                         -                     -
  Multi-family residential                                            1,300                     -
  Non-residential and land                                              600                 1,313
                                                                     ------                ------
  Total loans purchased                                               1,900                 1,313
                                                                     ------                ------

Loans sold                                                           (9,931)              (30,742)
                                                                      -----                ------

Other loan activity:
  Loan principal repayments                                         (23,285)              (25,125)
  Other (net)                                                         8,926                 5,454
                                                                     ------                ------
  Net other loan activity                                           (14,359)              (19,671)
                                                                     ------                ------

  Total gross loans receivable at
    end of period                                                   $55,304               $46,915
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

         Loan Commitments. The Bank issues loan commitments for 60 days or less. No points are normally charged for these commitments. The Bank will consider extended commitment periods and may charge fees based on the length and type of commitment. At June 30, 2000, the Bank had $2.0 million of commitments to finance real estate acquisitions and construction and had contracted to sell $540,000 of such loans.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Bank recognizes fees and service charges which consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Bank recognized loan servicing fees of $1,000 for the fiscal year ended June 30, 2000. As of June 30, 2000, the Bank had no loan fees deferred under GAAP. During the year ended June 30, 2000, the Virginia Housing Development Authority ("VHDA") repurchased the servicing rights on their loans. Loans serviced for FHLMC totaled $244,000.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The amount is calculated according to the capital at the time of the loan and may differ from current calculations. The Bank's maximum loan-to-one borrower limit was approximately $993,000 as of June 30, 2000.

         The Bank's largest group of loans to one borrower at June 30, 2000 was $1.3 million which consisted of loans to finance an apartment complex including rehabilitation. The second largest group of loans to one borrower was $1.0 million which consisted of loans secured by an apartment complex. The next largest group of loans to one borrower was $981,000 which consisted of loans secured by a group of duplexes.

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

         Non-Performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent but on which the Bank is accruing interest at the dates indicated. At June 30, 2000, the Bank had $186,000 in foreclosed loans accounted for on a non-accrual basis. There were no restructured loans within the meaning of SFAS 15.

                                                                               At June 30,
                                                                       ------------------------
                                                                            2000         1999
                                                                       ------------  ----------

                                                                           (In Thousands)

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by one-to four- family dwelling units           $    -       $   61
  All other mortgage loans                                                     -            -
                                                                           -----        -----
Total                                                                     $    -       $   61
                                                                           =====        =====
Total non-accruing loans past due 90 days or more                         $    -       $    -
                                                                           -----        -----
Foreclosed real estate                                                    $  186       $    -
                                                                           -----        -----
Total non-performing assets                                               $  186       $    -
                                                                           =====        =====
Total non-performing loans past due 90 days or more to total loans           .00%         .00%
Total non-performing loans past due 90 days or more to total assets          .00%         .00%
                                                                           =====        =====
Total non-performing assets to total assets                                  .22%         .00%
                                                                           =====        =====


         Classified Assets. The Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligator or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watch list because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

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

         The following table provides further information regarding the Bank's classified assets and allowances for credit losses at June 30, 2000.

                                                  (In Thousands)
        Special Mention                              $     -
        Substandard                                      332
        Doubtful assets                                  186
        Loss assets                                        -
        General loss allowance                           218
        Specific loss allowance                            -
        Charge-offs                                        4


         All loans classified as substandard were on single family mortgage loans. The doubtful loans are secured by real estate.

         Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure, judgment or by deed in lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired it is recorded at the lower of the cost or fair value. The Bank had $186,000 in foreclosed real estate at June 30, 2000.

         Allowances for Credit Losses. The Bank provides valuation allowances for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for credit losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgment as to collectibility. The new emphasis on commercial and consumer loans may add credit risk to the loan portfolio due to the risk inherent nature of the loans. Policies are in place and practices are being monitored in order to minimize potential loss which includes an appropriate increase in the loan loss provision in the next fiscal year. The allowance for credit losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

         The following table sets forth the Bank's allowance for credit losses and related ratios.


                                                                At June 30,
                                                         -----------------------
                                                             2000       1999
                                                         -----------------------

                                                          (Dollars in Thousands)

Total loans                                                 $55,304    $46,915
                                                             ======     ======

Allowance balances (at beginning of period)                 $   210    $   207
Provision                                                        12         13
Net Charge-offs                                                  (4)       (10)
                                                             ------     ------
Allowance balance (at end of period)                        $   218    $   210
                                                             ======     ======

Allowance for credit losses as a percentage of total loans      .39%       .45%
                                                             ======     ======

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

                                                            At June 30,
                                          -----------------------------------------------------
                                                 2000                         1999
                                          -----------------------------------------------------
                                                    Percent of                      Percent of
                                                   Loans in Each                   Loans in Each
                                                    Category to                     Category to
                                          Amount    Total Loans        Amount       Total Loans
                                          ------    -----------        ------     --------------

                                                       (Dollars in Thousands)

Residential, one-four family              $134           61.25%         $145             68.94%
Residential, multifamily                    16            7.26            19              8.92
Nonresidential and land                     21            9.87             9              4.41
Construction                                19            8.64            18              8.58
Consumer                                    23           10.68            18              8.93
Commercial                                   5            2.30             1              0.22
                                           ---         -------          ----            ------
                                          $218          100.00%        $ 210            100.00%
                                           ===         =======          ====            ======


Investment and Mortgage-backed Securities Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At June 30, 2000, the Bank had an investment securities portfolio of approximately $26.5 million, consisting primarily of U.S. government and agency obligations, interest bearing deposits, FHLB stock, and marketable equity securities. The Bank will continue to seek high quality investment securities for liquidity purposes. The Bank seeks high quality investment securities up to 30 years in maturity.

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

         Mortgage-backed securities are secured by interest in pools of conventional mortgages or government backed mortgage loans originated by other mortgage lenders. The Bank may purchase mortgage-backed securities from FNMA, GNMA and FHLMC and generally classifies them as "available for sale". During the year ended June 30, 2000, the Bank did not purchase any mortgage-backed securities.

         Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

         As of June 30, 2000, mortgage-backed securities amounted to $8.7 million or 10.34% of total assets.

Investment and Mortgage-Backed Securities Portfolio

         The following table sets forth the carrying value of the Bank's investment securities portfolio, short-term investments, FHLB stock, and mortgage backed and related securities at the dates indicated. At June 30, 2000, the fair value of the Bank's investment portfolio was $25.2 million.


                                                                               2000                      1999
                                                                   ------------------------   --------------------------
                                                                      Amortized       Fair       Amortized       Fair
                                                                        Cost          Value         Cost         Value
                                                                   -------------   ---------  --------------------------
                                                                                   (Dollars in Thousands)
Available for sale securities:
  US Government & Agency Bonds                                          $12,000     $11,126        $12,000      $11,476
  Federal Home Loan Bank
            of Atlanta Stock                                                585         585            600          600
  FNMA mortgage-backed securities                                           524         525            681          700
  GNMA mortgage-backed securities                                         7,904       7,608          8,591        8,412
  Municipal Bonds                                                         2,446       2,258          2,442        2,346
                                                                         ------      ------         ------       ------
                                                                         23,459      22,102         24,314       23,534
                                                                         ------      ------         ------       ------
Held to maturity securities:
  Interest-bearing deposits (1)                                           2,818       2,818          7,878        7,878
  FHLMC participation certificates                                          254         254            283          292
                                                                         ------      ------         ------       ------
                                                                          3,072       3,072          8,161        8,170
                                                                         ------      ------         ------       ------
                                      Total investment securities       $26,531     $25,174        $32,475      $31,704
                                                                         ======      ======         ======       ======


---------------------
(1)      Includes time and overnight deposits which are also cash equivalents.

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at June 30, 2000.

                                One Year or Less         One to Five Years      More than Five Years   Total Investment Portfolio
                             ---------------------    ---------------------    ---------------------   ---------------------------
                              Amortized    Average   Amortized    Average    Amortized     Average    Amortized   Average    Fair
                                Cost        Yield      Cost        Yield       Cost         Yield        Cost      Yield    Value
                             -----------   --------  ----------   --------   ----------    --------  -----------  --------  ------

                                                                  (Dollars in Thousands)

Interest-bearing deposits        $2,619       6.44%   $ 199        6.23%      $     -           -%    $ 2,818     6.21%    $2,818
US Government &
 agency bonds                         -          -        -           -        12,000        6.88      12,000     6.88     11,126
Mortgage-backed
  securities                          -          -        -           -         8,682        7.14       8,682     7.14      8,387
FHLB Stock                          585       7.75        -           -             -           -         585     7.75        585
Municipal Bonds                       -          -      199           -         2,446        4.66       2,446     4.66      2,258
                                  -----     ------     ----       -----        ------       -----      ------    -----     ------
  Total                          $3,204       6.68%   $ 199        6.23%      $23,128        6.74%    $26,531     6.71%   $25,174
                                  =====     ======     ====       =====        ======       =====      ======    =====     ======


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

    Noninterest-bearing demand deposit accounts, NOW accounts, money market accounts, regular savings and club accounts constituted $19.2 million, or 29.64% of the Bank's deposit portfolio at June 30, 2000. At that date, certificates of deposit constituted $45.6 million or 70.36% of the deposit portfolio, including certificates of deposit with principal amounts of $100,000 or more, which constituted $6.9 million or 10.66% of the deposit portfolio. The Bank generally negotiates retail rates for certificates of deposit of $95,000 or more.

    The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category presented.

                                                                        At June 30,
                                            ---------------------------------------------------------------------
                                                       2000                                 1999
                                            -------------------------------   -----------------------------------
                                                                     Weighted                             Weighted
                                                          Percent    Average                 Percent      Average
                                                          of Total    Nominal                of Total      Nominal
                                             Amount        Deposits    Rate     Amount       Deposits      Rate
                                           ---------     ----------  --------  --------     ----------    -------
                                                                 (Dollars in Thousands)
Demand accounts:
  Noninterest-bearing demand deposit        $ 1,840         2.84%       .00%     $1,284         2.07%        .00%
  NOW                                         6,576        10.16       1.68       5,434         8.75        1.49
  Money market                                2,668         4.12       2.52       3,233         5.21        2.52
  Regular savings                             8,042        12.42       3.00       8,626        13.89        3.00
  Club                                           62          .10       2.00          62         0.10        2.00
                                             ------        -----                 ------        -----
     Total                                   19,188        29.64                 18,639        30.02
                                             ------        -----                 ------        -----
  Certificate accounts:
  Fixed rates of interest:
     7 to 91 days                               707         1.09       4.32          87          .14        3.00
     Over 91 to 180 days                      2,498         3.86       5.01       2,505         4.03        3.99
     Over 181 to 365 days                    22,506        34.76       5.67      15,121        24.35        4.63
     Over 1 year to 3 years                   7,616        11.76       4.99      11,506        18.53        5.09
     Over 3 years and up                        177          .27       5.00         254          .41        5.15
     Other                                    5,664         8.75       5.77       7,475        12.04        5.24
Variable rates of interest
     Over 1 year                              5,745         8.87       6.59       6,229        10.03        4.79
Negotiable rate                                 647         1.00       6.00         278          .45        5.05
                                             ------       ------                 ------       ------
         Total                               45,560        70.36                 43,455        69.98
                                             ------       ------                 ------       ------
         Total deposits                     $64,748       100.00%      4.61%    $62,094       100.00%       4.07%
                                             ======       ======                 ======       ======


         The following table sets forth the amount and maturities of time deposits at June 30, 2001.

                                              Amount Due
           ------------------------------------------------------------------------------------
                                                                      After
                 June 30,          June 30,          June 30,         June 30,
                  2001              2002              2003             2004             Total
           ---------------    --------------    ---------------    -------------    -----------

                                                 (In Thousands)

3.00-4.00%      $     80           $     -          $      -         $      -          $     80
4.01-5.00%         7,569             1,232               151               26             8,978
5.01-6.00%        15,897               301                36                -            16,234
6.01-7.00%        18,581             1,687                 -                -            20,268
                 -------            ------           -------          -------           -------
  Total         $ 42,127           $ 3,220          $    187         $     26          $ 45,560
                 =======            ======           =======          =======           =======

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits $100,000 or more by time remaining until maturity as of June 30, 2000.


                                           Certificates
                                               of
                                             Deposits
                                         ----------------
                                          (In Thousands)

Within three months                          $2,601
Three through six months                        826
Six through twelve months                     3,014
Over twelve months                              439
                                              -----
                                             $6,880
                                              =====


         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may also obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds and to use for investment activities. Advances from the FHLB of Atlanta would typically be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2000, the Bank had $11.7 million in outstanding advances from FHLB. The Bank had a $250,000 outstanding balance on a note payable to the Company as of June 30, 2000.

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

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 2000, the Bank was authorized to invest up to approximately $1.7 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of June 30, 2000, the net book value of the Bank's investment in its service corporation was approximately $29,000.

         The Bank has one subsidiary, Southwest Virginia Service Corporation, Inc. which was incorporated in 1975 in the Commonwealth of Virginia and is engaged in the sale of annuities, credit life and disability insurance to the borrowers of the Bank. The income from this subsidiary was $8,000 for the fiscal year ended June 30, 2000.

Employees

         As of June 30, 2000, the Bank had 38 full-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         The Gramm-Leach-Bliley Act (the "Act") became effective March 11, 2000, which permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities. However, the Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

         The Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

 Regulation  of the Company

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2000, the Registrant's lending limit for loans to one borrower was approximately $993,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At June 30, 2000, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property.

(a) Properties.

         The Bank conducts its business through a main office, four branch offices and one mortgage loan origination office. The Bank believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank.

         The Bank obtains rental income through the leasing of space in its main office building. During the fiscal year ended June 30, 2000, such rental income was $102,000.

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

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters.

         The information contained under the section captioned "Stock Price Information" on page 1 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000 (the "Annual Report"), is incorporated herein by reference.

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

Report of Independent Auditors

Statement of Financial Condition as of the Fiscal Years Ended
  June 30, 2000 and 1999

Statement of Operations for the Fiscal Years Ended
  June 30, 2000, 1999 and 1998

Statement of Changes in Stockholders' Equity for the Fiscal Years Ended June 30,
  2000, 1999 and 1998

Statement of Cash Flows for the Fiscal Years
  Ended June 30, 2000, 1999 and 1998

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth information with respect to the Company's directors and executive officers.

                                                                       Year First         Current
                                                                       Elected or         Term to
    Name              Age (1)      Position                           Appointed (2)       Expire
    ----              -------      --------                           -------------       ------

B. L. Rakes              67     Chairman                                    1977           2000

D.W. Shilling            54     President and CEO, Director                 1999           2000

F. Courtney Hoge         59     Director                                    1979           2001

Barbara C. Weddle        63     Senior Vice President and Secretary,        1987           2001
                                Director

James H. Brock           58     Director                                    1985           2002

Glen C. Combs            53     Director                                    1987           2002

Michael M. Kessler       48     Director                                    1987           2002

Wayne F. Munden          56     Senior Vice President/                       N/A            N/A
                                Director of Lending(3)
Mary G. Staples          46     Treasurer/Controller(4)                      N/A            N/A


------------------
(1)  At June 30, 2000.
(2) Refers to the year the individual first became a director of the Company or the Bank. All directors of the Bank during June 1994 became directors of the Company when it was incorporated in June 1994.
(3)  Mr. Munden serves as an executive officer of the Bank.
(4) In addition to serving as Treasurer/Controller of the Company, Ms. Staples serves as Vice President of Operations and as Treasurer/Controller of the Bank.

         Biographical Information. Set forth below is certain information with respect to the executive officers and directors of the Company and executive officers of the Bank. All directors have held their present positions for five years unless otherwise stated.

         James H. Brock is currently President of Rusco Window Company, Roanoke, Virginia, a manufacturer and distributor of home improvement products which has employed Mr. Brock since 1970. He is a member and past President of the Rotary Club of Roanoke, past President of the Better Business Bureau, and a former member of the board of directors of the Credit Marketing and Management Association.

         Glen C. Combs is Vice President of Acosta Sales, a food brokerage company. Mr. Combs is a former member of the Rotary Club of Roanoke and the Roanoke Food Brokers Association and a past Board member of Inter-City Athletic Association.

         F. Courtney Hoge has been an insurance sales representative for New York Life Insurance Company, Roanoke, Virginia since 1965. He is President and a member of the board of the Life Line Foundation of the Rescue Mission, and serves on the Personnel Committee of the Presbyterian Community Center. He is past President of the E. Price Ripley Memorial Foundation, past President of the Roanoke Association of Life Underwriters, past President of the Roanoke Valley Estate Planning Council, and past President of the Rotary Club of Roanoke - Downtown.

         Michael M. Kessler has been the President and sole shareholder of Kessler Associates, Ltd., a photo processing company, since 1983. He is also a member and past President of the Rotary Club of Roanoke, past President of the Virginia Professional Photographers Association, a past member of the Board of Governors of the Southeastern Professional Photographers Association, past chairman of the Specialist Group of the Professional Photographers of America and a past Board Member of the Better Business Bureau.

         B. L. Rakes became Chairman of the Boards of the Company and the Bank in March 1999. At that time he resigned as President and Chief Financial Officer of the Company and resigned as President, Chief Executive Officer and Chief Financial Officer of the Bank. He resigned as Chief Executive Officer of the Company and retired from the Bank at the end of June 1999. Mr. Rakes had been President, Chief Executive Officer and Chief Financial Officer of the Bank since 1977 and of the Company since 1994 and has been employed by the Bank since 1959. He served as Vice President and Treasurer from 1973 to 1977, and as Secretary from 1974 to 1977. He is a member and past President of the Rotary Club of Roanoke. Mr. Rakes serves as a consultant to the Bank.

         D. W. Shilling joined the Bank in April 1998, filling the position of Executive Vice President and Chief Operations Officer. Between January 1995 and April 1998, Mr. Shilling was a Senior Vice President and Area Manager for the Roanoke, Virginia area of a Virginia-based commercial bank. Prior to that time, Mr. Shilling was a Senior Vice President and Area Manager for the same bank in the southwestern part of Virginia. Mr. Shilling became President and Chief Executive Officer of the Bank and President of the Company in March 1999. In June 1999, Mr. Shilling became Chief Executive Officer of the Company. On March 1, 1999, Mr. Shilling became a director of the Company and the Bank.

         Barbara C. Weddle has been Senior Vice President of the Bank since 1985, in which capacity she oversees the savings, accounting and personnel departments. She has served as Secretary of the Bank since 1977. She has been employed by the Bank since 1965 in various capacities and served as a Vice President from 1977 until 1985.

         Wayne F. Munden has been a Senior Vice President since 1985 in which capacity he is Director of Lending. He has been employed by the Bank since 1968 and served as Vice President from 1977 to 1985. He is a member of the Rotary Club of Roanoke.

         Mary G. Staples has been Vice President of Operations for the Bank since 1997. She has served as Controller/Treasurer since 1990. She has been employed by the Bank since 1972 in various capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock (10% beneficial owners), to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to the Company. Based on the Company's review of such ownership reports, to the best of the Company's knowledge, no officer, director, or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2000.

Item 10.  Executive Compensation
--------------------------------

Director Compensation

         The Company pays an annual fee of $3,600 to each member of its Board of Directors. The Company paid a total of $25,200 in directors' fees during the fiscal year ended June 30, 2000.

         The Bank also pays Board of Director fees. Each director is paid $450 per meeting attended. Directors Shilling and Weddle did not receive fees for attendance of meetings of the Board of Directors of the Bank or any of its committees during the 2000 fiscal year. Each non-employee director attending a meeting of the Executive Committee, Retirement Committee, the Compensation Committee, or Loan Committee of the Bank receives a fee of $100 per meeting attended. The Bank paid a total of $37,950 in board and committee fees to members of the Board of Directors during the fiscal year ended June 30, 2000.

         Stock Awards. On October 25, 1995, the shareholders of the Company approved the SWVA Bancshares, Inc. 1994 Stock Option Plan ("1994 Stock Option Plan") and the Southwest Virginia Savings Bank, FSB Management Stock Bonus Plan ("Management Stock Bonus Plan"). Directors Hoge, Brock, Combs, and Kessler each received (as of the date of shareholder approval) options to purchase 2,852 shares of Common Stock under the 1994 Stock Option Plan and 1,141 shares of restricted stock under the Management Stock Bonus Plan. The options granted to these directors are exercisable at a rate of 20% annually. Restricted stock granted to the above named directors vest at a rate of 14.28% annually. In March 1998, each Director of the Company was awarded immediately exercisable stock options to purchase 1,446 shares of Common Stock.

Executive Compensation

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer of the Company during the year ended June 30, 2000. No other executive officers of the Company had a salary and bonus during the fiscal year ended June 30, 2000 that exceeded $100,000 for services rendered in all capacities to the Company.

                                                                                      Long Term
                                            Annual Compensation                  Compensation Awards
                                            -------------------                  -------------------
                                                                                             Securities
   Name and                                                                   Restricted     Underlying
   Principal            Fiscal                              Other Annual         Stock         Options/        All Other
   Position             Year        Salary     Bonus      Compensation(1)      Awards($)       SARs(#)        Compensation
   --------             ----        ------     -----      ---------------      ---------       -------        ------------

D.W. Shilling           2000       $105,000    $--             $3,700              $--           $--           $ 5,824(2)
Chief Executive         1999        $95,000    $--             $1,300              $--           $--           $10,000(3)
Officer


------------------------------

(1) Consists of board of director fees from the Company and Southwest Virginia Service Corp. Does not include the value of certain other benefits, such as automobile allowances, which do not exceed 10% of the total salary and bonus of the individual.
(2) Includes 613 shares of Common Stock allocated, in the 2000 fiscal year, under the ESOP with a market value of as of June 30, 2000, of $9.50 per share, for a total value of $5,824.
(3) Consists of funds provided with the specific requirement that they be used by the officer to obtain an equity interest in the Company by purchasing shares of Common Stock.

         Employment  Agreement.  The Bank maintains an employment agreement with
D. W. Shilling, President and Chief Executive Officer of the Bank. The employment agreement is for a term of three years at his then current salary level. The employment agreement is terminable by the Bank for "just cause" as defined in the employment agreement. If the Bank terminates Mr. Shilling without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the employment agreement, but in no event for a period of less than 12 months. The employment agreement contains a provision stating that in the event of his involuntary termination of employment in connection with, or within two years after, any change in control of the Bank, Mr. Shilling will be paid in a lump sum an amount equal to 2.999 times his average annual compensation for the prior five years. Following a change in control, a termination of employment as of June 30, 2000 would have resulted in a lump sum payment of approximately $315,000 to Mr. Shilling. The employment agreement may be renewed annually by the Board of Directors upon a determination of satisfactory performance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

         The following table sets forth information, as of September 14, 2000, regarding share ownership of (1) persons or groups who own more than 5% of the outstanding shares of the Common Stock and (2) all directors and executive officers of the Company as a group. Other than as noted below, the Company knows of no person or group that owns more than 5% of the outstanding shares of the Common Stock as of September 14, 2000.

                                                                     Perecnt of Shares
                                            Amount and Nature of     of Common Stock
Name and Address of Beneficial Owner        Beneficial Ownership       Outstanding
------------------------------------        --------------------       -----------
Southwest Virginia Savings Bank,  FSB              43,361                   10.2%
Employee Stock Ownership Plan
302 Second Street, SW
Roanoke, Virginia 24011-1597

B. L. Rakes                                        42,118 (1)                9.4%
302 Second Street, S.W.
Roanoke, Virginia  24011-1597


---------------------------------

(1) Includes 25,710 shares of Common Stock that the individual has a right to acquire pursuant to exercisable options, and 815 shares of restricted Common Stock that will vest within 60 days of September 14, 2000.

     (b)  Security Ownership of Management

                                                                    Shares of
                                                                  Common Stock           Percent
                  Name                                        Beneficially Owned(1)      of Class
                  ----                                        -------------------------  --------

              B. L. Rakes                                             42,118 (2)          9.4%

              D.W. Shilling                                            5,128              1.2%

              F. Courtney Hoge                                         8,612 (3)(4)       2.0%

              Barbara C. Weddle                                       15,776 (5)          3.7%

              James H. Brock                                           9,144 (3)(4)(6)    2.1%

              Glen C. Combs                                           15,112 (3)(4)(6)    3.5%

              Michael M. Kessler                                       9,966 (3)(4)(6)    2.3%

              All Directors and Executive Officers                   120,771 (4)(6)(7)   25.1%
              as a Group (9 persons)

-------------------------
(1)  As of September 14, 2000
(2) Includes 25,712 shares of Common Stock that the individual has a right to acquire pursuant to exercisable options, and 815 shares of restricted Common Stock that will vest within 60 days of September 14, 2000.
(3) Includes 4,298 shares of Common Stock that the individual has a right to acquire pursuant to exercisable options, and 163 shares of restricted Common Stock that will vest within 60 days of September 14, 2000.

(4) Excludes 11,767 shares of Common Stock held by the Southwest Virginia Savings Bank, FSB Management Stock Bonus Plan ("Management Stock Bonus Plan") as of the close of business on September 14, 2000. Directors Hoge, Brock, Combs, and Kessler collectively serve as trustees to the Management Stock Bonus Plan trust, and such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.
(5) Includes 8,863 shares of Common Stock that the individual has a right to acquire pursuant to exercisable options and 424 shares of restricted Common Stock that will vest within 60 days of September 14, 2000.
(6) Excludes 18,258 unallocated shares of Common Stock held under the Bank's Employee Stock Ownership Plan ("ESOP") for which certain directors serve as members of the ESOP Committee or as ESOP Trustees. Such individual disclaims beneficial ownership with respect to such shares held in a fiduciary capacity. The ESOP purchased shares for the exclusive benefit of ESOP participants with funds borrowed from the Company. These shares are held in a suspense account and are allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. Messrs.
     B. L. Rakes, Michael M. Kessler and F. Courtney Hoge serve on the ESOP Committee and Michael M. Kessler, James H. Brock, and Glen C. Combs serve as the ESOP Trustees. The ESOP Committee or the Board instructs the ESOP Trustees regarding investment of ESOP plan assets. The ESOP Trustees must vote all shares allocated to participant accounts under the ESOP as directed by ESOP participants. Unallocated shares and shares for which no timely voting direction is received will be voted by the ESOP Trustees as directed by the ESOP Committee.
(7) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Includes 57,469 shares of Common Stock that executive officers and directors have a right to acquire pursuant to the exercise of options within 60 days of September 14, 2000. Includes 10,680 shares of Common Stock allocated under the ESOP to executive officers or directors, over which such individuals exercise shared voting and investment power.

     (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

         Except as noted below, no directors, executive officers, or immediate family members of such individuals were engaged in transactions with the Bank or any subsidiary involving more than $60,000 during the fiscal year ended June 30, 2000. Furthermore, the Bank had no "interlocking" relationships existing on or after June 30, 2000 in which (i) any executive officer is a member of the Board of Directors/Trustees of another entity, one of whose executive officers is a member of the Bank's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Bank's Board of Directors.

         Setforth below is certain information as of June 30, 2000, relating to mortgage and other loans given to executive officers and directors and their immediate family who had aggregate outstanding loan balances with the Bank of $60,000 or greater.

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. Such loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectability, nor present other unfavorable features. However, as part of the Bank's compensation program, the Bank makes adjustable-rate first mortgage loans to full-time employees, officers, directors and related parties at 1% above the Bank's cost of funds while adjustable-rate second mortgages and cash out refinances are made at 1.5% above the Bank's cost of funds. Such rates are only effective while such persons are employees, officers, directors (including loans to related parties of such individuals) of the Bank and continue to occupy the real estate securing the loans as their primary residence.

                                                                                                Highest Unpaid
                                                                                                    Balance
                                                                                                  Outstanding
                                                                                                  During Last        Unpaid
                                                    Original      Interest    Prevailing Rate     Two Fiscal         Balance
Name of Officer                         Date          Loan          Rate       at Time Loan       Years Ended         As Of
  or Director        Type of Loan    Originated      Amount        Charged       was Made        June 30, 2000    June 30, 2000
-------------------------------------------------------------------------------------------------------------------------------

Wayne F. Munden      Home Mortgage    05/30/97       $200,000     5.75%(1)          5.50%          $193,557         $189,142


-------------------------------------------

(1) The interest rate of 5.75% on the home mortgage loan is an adjustable rate mortgage plan. The loan was modified at the time the loan was made to 1% above the cost of Bank's funds rounded to the next one-quarter percent. The rate on this loan adjusts annually. The loan was originated with a 5.5% interest rate

   Item 13. Exhibits, List and Reports on Form 8-K.

    (a)    Exhibits

               3.1        Articles of Incorporation of SWVA Bancshares, Inc.*
               3.2        Bylaws of SWVA Bancshares, Inc.**
              10.1        Consultant Agreement with B. L. Rakes***
              10.2        Employment Agreement with D. W. Shilling***
              10.3        Employment Agreement with Barbara C. Weddle***
              10.4        Supplemental Executive Retirement Plan for B.L. Rakes****
              10.5        Supplemental Executive Retirement Plan for Barbara C. Weddle****
              10.6        1994 Stock Option Plan*****
              10.7        Management Stock Bonus Plan*****
              10.8        1998 Directors Stock Compensation Plan******
              10.9        Payment and Release Agreement with B. L. Rakes***
              10.10       Stock Option Agreement with B. L. Rakes***
              10.11       Agreement and Plan of Merger between SWVA Bancshares, Inc. and
                            FNB Corporation, dated August 7, 2000*******
              13          Annual Report to Stockholders for the fiscal year ended June 30, 2000
              21          Subsidiaries of the Registrant (See "Item I - Description of Business")
              23          Consent of Cherry Bekaert & Holland, L.L.P.
              27          Financial Data Schedule (electronic filing only)


--------------------------------
* Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (SEC File No. 33-80434) filed with the SEC on June 17, 1994.
** Incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-QSB (SEC File No. 0-24674) filed with the SEC for the fiscal quarter ended December 31, 1997.
*** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB (SEC File No. 0-24674) filed with the SEC for the fiscal year ended June 30, 1999.
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB (SEC File No. 0-24674) for the fiscal year ended June 30, 1995.

***** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB (SEC File No. 0-24674) for the fiscal year ended June 30, 1997.

******   Incorporated  by reference to Exhibit 10.1  of  the  Registrant's  Form
         10-QSB (SEC File No. 0-24674) filed with the SEC for the fiscal quarter ended March 31, 1998.

******* Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K (SEC File No. 0-24674) filed with the SEC on August 8, 2000.


     (b) In the last quarter of the fiscal year ended June 30, 2000, no reports on Form 8-K were filed by the Registrant with the SEC. Subsequent to the quarter ended June 30, 2000, the Registrant filed a report on Form 8-K dated August 7, 2000 to report the execution of a merger agreement providing for the merger of the Registrant with and into FNB Corporation of Christiansburg, Virginia.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SWVA BANCSHARES, INC.



                       By:      /s/ D. W. Shilling
                                --------------------------------------------
                                D. W. Shilling
                                President, Chief Executive Officer,
                                Chief Financial Officer, and Director
                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 26, 2000.



/s/ Barbara C. Weddle                                /s/ D. W. Shilling
--------------------------------------------         --------------------------------------------
Barbara C. Weddle                                    D. W. Shilling
Senior Vice President and Secretary                  President, Chief Executive Officer,
                                                     Chief Financial Officer, and Director
                                                     (Principal Executive and Financial Officer)


/s/ Mary G. Staples                                  /s/ B. L. Rakes
--------------------------------------------         -----------------------------------
Mary G. Staples                                      B. L. Rakes
Principal Accounting Officer                         Chairman of the Board



/s/ F. Courtney Hoge                                 /s/ James H. Brock
--------------------------------------------         --------------------------------------------
F. Courtney Hoge                                     James H. Brock
Director                                             Director



/s/ Glen C. Combs                                    /s/ Michael M. Kessler
--------------------------------------------         -----------------------------------
Glen C. Combs                                        Michael M. Kessler
Director                                             Director
