Form 10QSB
period 2000-09-30
SWVA BANCSHARES INC
filed 2000-11-13
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended September 30, 2000
                                       ------------------

                                       OR


(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                for the transition period from              to
                                               ------------    ------------


                         Commission File Number 0-24674
                                                -------


                              SWVA BANCSHARES, INC
                              --------------------

    VIRGINIA                                                  54-1721629
----------------                                           -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

302 Second Street, SW, Roanoke Virginia                       24011-1597
---------------------------------------                     --------------
(Address of Principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (540) 343-0135
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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000: $0.10 par value - 423,612 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    ------       ------

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

        ================================================================



PART I.           FINANCIAL INFORMATION                                     PAGE
                  =====================                                     ====



Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at September 30, 2000 (unaudited)  and June 30, 2000         1

                  Consolidated Statements of Income for the
                  Three Months Ended September 30, 2000 and
                  September 30, 1999 (unaudited)                               2

                  Consolidated Statements of Comprehensive Income
                  for the Three Months Ended September 30, 2000 and
                  September 30, 1999 (unaudited)                               3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 2000 and
                  September 30, 1999 (unaudited)                               4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                         5



Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


PART II.          OTHER INFORMATION                                           11
                  =================

                       SWVA BANCSHARES, INC & SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets

                                                                    Sept 30    June 30
                                                                     2000        2000
                                                                   --------    --------
                                                                       (Unaudited)
Cash and cash equivalents                                          $  1,917    $  2,060
Interest-bearing deposits                                               298       1,685
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                                   230         254
  Available for Sale, at fair value                                  21,489      21,517
  Restricted at cost                                                    585         585
Loans held for sale                                                     774         857
Loans receivable, net                                                55,129      53,610
Foreclosed property                                                     200         186
Property and equipment, net                                           1,664       1,681
Accrued interest receivable                                             659         607
Prepaid expenses and other assets                                       881         919
                                                                   --------    --------

    Total assets                                                   $ 83,826    $ 83,961
                                                                   ========    ========

                      Liabilities and Stockholders' Equity
Deposits                                                           $ 66,634    $ 64,748
Advances from Federal Home Loan Bank                                  9,450      11,700
Advances from borrowers
  for taxes and insurance                                               368         208
Other liabilities and deferred income                                   520         563
                                                                   --------    --------

    Total liabilities                                                76,972      77,219
                                                                   --------    --------

Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value, 2,225,000
   shares authorized, 423,612 outstanding
   as of September 30, 2000 and as of June 30, 2000                      42          42
Additional paid-in capital                                            2,832       2,824
Dividends declared and paid                                             (81)       (152)
Less unearned ESOP shares (18,258 shares)                              (182)       (182)
Less unearned MSBP shares (11,767 shares)                              (199)       (199)
Retained earnings
 (substantially restricted)                                           5,172       5,304
Valuation allowance
  marketable equity securities                                         (730)       (895)
                                                                   --------    --------

  Total Stockholders' Equity                                          6,854       6,742
                                                                   --------    --------

  Total Liabilities
        and Stockholders' Equity                                   $ 83,826    $ 83,961
                                                                   ========    ========

Book Value Per Share (not in thousands)                            $  16.18    $  15.91
                                                                   ========    ========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands except per share data)

                                                   Three Months Ended
                                                        Sept 30
                                                   -------------------
                                                     2000     1999
                                                     ----     ----
                                                      (Unaudited)
Interest income
  Loans                                             $1,174   $  930
  Mortgage-backed and related securities               146      161
  U. S. Government obligations including agencies      206      207
  Municipal Bonds                                       30       30
  Other investments, including overnight deposits       46      123
                                                    ------   ------
Total interest income                                1,602    1,451
                                                    ------   ------

Interest expense
  Deposits                                             788      632
  Borrowed funds                                       146      157
                                                    ------   ------
         Total interest expense                        934      789
                                                    ------   ------

         Net interest income                           668      662

Provision for credit losses                             14        3
                                                    ------   ------

         Net interest income after
           provision for credit losses                 654      659
                                                    ------   ------

Noninterest income
  Loan and other customer service fees                  63       57
  Gain on sale of mortgage loans                        23       49
  Gross rental income                                   26       25
  Loss (gain) on Available for Sale Investments          -        -
  Other                                                  -        -
                                                    ------   ------
         Total noninterest income                      112      131
                                                    ------   ------

Noninterest expenses
  Personnel                                            368      349
  Office occupancy and equipment                        85       86
  Data processing                                       68       58
  Federal insurance of accounts                          3        9
  Cost associated with pending merger                  124        -
  Other                                                 91      106
                                                    ------   ------
         Total noninterest expenses                    739      608
                                                    ------   ------

         Income before income taxes                     27      182
         Provision for income taxes                      7       58
                                                    ------   ------

         Net income                                 $   20   $  124
                                                    ======   ======

Basic earnings per share                            $  .05   $  .31
Diluted earnings per share                          $  .05   $  .31
Cash dividends per share                            $  .20   $  .20

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                  Three Months Ended
                                                        Sept 30
                                                 ---------------------
                                                 2000             1999
                                                 ----             ----
                                                     (Unaudited)
Net Income                                       $ 20             $124

Other comprehensive income, net of tax

         Unrealized gains (losses) on securities  165             (153)
                                                 ----            ------

Comprehensive Income (Loss)                      $185            ($ 29)
                                                 ====            =====

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In thousands)

                                                                       Three Months Ended
                                                                             Sept 30
                                                                        2000         1999
                                                                        ----         -----
                                                                           (Unaudited)
Operating Activities
    Net Income                                                         $ 20            $124
Adjustments to Reconcile Net Income to Net Cash
        Provided by operating activities
        MSBP Shares Allocated                                             -              13
        Provision for credit losses                                      14               3
        Provision for depreciation and amortization                      28              29
        Provision for Deferred Income Tax                                 -               -
        Loans Originated for Sale                                    (2,003)         (3,998)
        Proceeds from sales of loans originated for sale              2,109           3,710
        Gain on Sale of Loans, from fees                                (23)            (49)
        Gain on Sale of Real Estate                                       -               -
        Gain on Disposal of Property and Equipment                        -               -
        Net gain on sale of investments, available for sale               -               -
        Net (increase) decrease in Other Assets                         (96)             40
        Net increase in Other Liabilities                               125             167
                                                                     -------         -------
      Net cash provided by operating activities                         174              39
                                                                    --------        --------

Investing activities
    Proceeds from sale of property and equipment                          -               -
    Proceeds from sale of FHLB Stock                                      -             109
    Proceeds from maturity of investments
        and interest-bearing deposits                                 1,387           1,856
    Proceeds from sale of available for sale investments                  -               -
    Purchase of investments and interest-bearing deposits                 -          (1,487)
    Purchase of available for sale investments                            -               -
    Proceeds from sale of foreclosed real estate                          -               -
    Purchase of FHLB Stock                                                -               -
    Purchase of foreclosed real estate                                    -               -
    Purchase of property and equipment                                  (11)            (23)
    Net increase in loans                                            (1,547)         (1,169)
    Purchase of loans                                                     -            (600)
    Principal repayments on Mortgage Backed Securities                  300             271
                                                                     ------         -------
        Net cash provided by (used in) investing activities             129          (1,068)
                                                                     ------         -------

Financing activities
    Curtailment of advances and other borrowings                     (3,750)         (4,000)
    Proceeds from advances and other borrowings                       1,500           1,000
    Net increase in savings deposits                                  1,886           3,786
    Repurchase of stock                                                   -               -
    Dividends paid                                                      (81)            (76)
                                                                     -------          ------
    Net cash used in financing activities                              (445)            710
                                                                      -----           ------

Decrease in cash and cash equivalents                                  (142)           (319)

Cash and cash equivalents at beginning of period                      2,059           2,454
                                                                    -------         -------

Cash and cash equivalents at end of period                          $ 1,917         $ 2,135
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

The accompanying consolidated financial statements include the accounts of SWVA Bancshares, Inc. ("Company") and its wholly- owned subsidiary, Southwest
Virginia Savings Bank, FSB ("Bank") and its wholly-owned subsidiary, Southwest Virginia Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                  Three Months Ended
                                                                 ---------------------
                                                                      September 30,
                                                                 ---------------------
                                                                    2000        1999
                                                                 ---------    --------
                                                                      (Unaudited)
                                                        (Dollars in thousands except per share data)
         Numerator:
(a) Net income available to shareholders                         $      20   $     124
                                                                 =========   =========

         Denominator:
         Weighted-average shares outstanding                       423,612     423,612
         Less: ESOP weighted-average shares outstanding            (18,258)    (22,819)
                                                                 ---------   ---------

(b) Basic EPS weighted-average shares outstanding                  405,354     400,793

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option           -           -
           Plan and Management Stock Bonus Plan                          -           -
                                                                 ---------   ---------

(c) Diluted EPS weighted-average shares outstanding                405,354     400,793
                                                                 =========   =========

         Basic earnings per share (a/b)                          $     .05   $     .31
                                                                 =========   =========

         Diluted earnings per share (a/c)                        $     .05   $     .31
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

The Company had an unrealized gain on securities held as available for sale for the three months ended September 30, 2000 of $165,000 after tax versus an unrealized loss of $153,000 after tax for the three months ended September 30, 1999. The before tax and after tax amount, as well as the tax (expense) benefit is summarized below.

                                                              Tax
                                             Before         (Expense)    After
                                              Tax            Benefit      Tax
                                              ---            -------      ---

Three months ended September 30, 2000:         $250           ($85)       $165
         Unrealized gains on securities

Three months ended September 30, 1999:
         Unrealized gains on securities       ($232)           $79       ($153)



NOTE 4 - Proposed Merger

On August 8, 2000, the Company announced a proposed merger with FNB Corporation of Christiansburg, Virginia. Terms of the agreements require the stockholders of the Company to receive consideration valued at $20.25, consisting of cash and stock in FNB Corporation, subject to certain restrictions regarding the allocation of cash and stock consideration. Consummation of the merger is contingent upon the approval of the Company's stockholders and state and federal regulators, as well as the conditions under the merger agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2000 and June 30, 2000
-------------------------------------------------------------------------

Total assets decreased $135,000 or 0.16% from $83.9 million at June 30, 2000 to $83.8 million at September 30, 2000. Net loans receivable increased $1.5 million or 2.86% to $55.1 million at September 30, 2000 from $53.6 million at June 30, 2000 due to increased activity in small business loans and greater retention of mortgage production in the loan portfolio.

Interest-bearing deposits representing investment in other Bank' certificates, decreased $1.4 million or 82.31% from $1.7 million at June 30, 2000 to $298,000 at September 30, 2000. The decrease was mainly due to a decision by management to use funds to fund mortgage loans instead of placing them in certificates of deposits with other financial institutions. Cash and cash equivalents decreased $143,000 or 6.94% from $2.1 million at June 30, 2000 to $1.9 million at September 30, 2000 due mainly to increased cash needed for funding loans. Held to Maturity Investments decreased $24,000 from $254,000 at June 30, 2000 to $230,000 at September 30, 2000. Available for Sale Investments decreased $28,000 from $21.5 million at June 30, 2000 to $21.4 million at September 30, 2000 due to principal paybacks on Mortgage Backed Securities.

At June 30, 2000, three loans were added to foreclosed property due to their delinquency status. The delinquent interest due on these loans increased the balance by $14,000 from $186,000 at June 30, 2000 to $200,000 at September 30,
2000. The foreclosed properties consist of three loans, each of which is secured by single family real estate. No loss is anticipated.

Classified assets totaled $365,000, of which $354,000 was classified as substandard, $9,000 as doubtful and $2,000 as loss. Of the $354,000 classified as substandard, $334,000 single family mortgage loans and $20,000 consumer loans. The loan classified as doubtful is a secured auto loan and the loan classified as loss is an unsecured consumer loan.

Deposits increased $1.9 million, or 2.91% from $64.7 million at June 30, 2000 to $66.6 million at September 30, 2000 due mainly to special rates offered on certificates of deposits. The funds received on these certificates was used to fund loans and to decrease the amount of borrowed funds. Core deposits were $19.9 million or 29.98% of total savings.

At September 30, 2000, there was $9.5 million outstanding in advances from the Federal Home Loan Bank of Atlanta as compared to $11.7 million outstanding at June 30, 2000.

Advances from borrowers for taxes and insurance increased $160,000 or 76.92% due to the accumulation of escrow for real estate taxes to be paid during the quarter ending December 31, 2000. Other liabilities and deferred income decreased $43,000 or 7.64%.

Results of Operations for the Three Months ended September 30, 2000
-------------------------------------------------------------------
and September 30, 1999
----------------------

         Net Income decreased $104,000 or 83.87%, from $124,000 for the three months ended September 30, 1999 to $20,000 for the three months ended September 30, 2000. The decrease was due to costs associated with the Company's pending merger with FNB Corporation.

         Interest Income increased $151,000, or 10.41%, from $1.5 million for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000. The increase was mainly due to increased income resulting from an increase in small business loans and increased retention of mortgage loans in our portfolio.

         Interest Expense increased $145,000 or 18.38% from $789,000 for the three months ended September 30, 1999 to $934,000 for the three months ended September 30, 2000. The increase was due mainly to an increase in deposits due to special certificates of deposit promotions and partially offset by a decrease in borrowed funds.

         Net Interest Income increased by $6,000 or 0.91% from $662,000 for the three months ended September 30, 1999 to $668,000 for the three months ended September 30, 2000.

         Provision for Credit Losses. The Bank made an addition of $14,000 to the provision for credit losses for the quarter ended September 30, 2000, an increase of $11,000 over the quarter ending September 30, 1999. The allowance for credit losses was $232,000 at September 30, 2000. Attributable to this increase is the new emphasis on commercial and consumer loans which add credit risk to the loan portfolio due to the risk inherent nature of these loans. Policies and procedures and proper monitoring are in

Results  of  Operations  for the  three  months  ended  September  30,  2000 and
--------------------------------------------------------------------------------
September 30, 1999, cont.
-------------------------

place to insure quality extension of credit in order to minimize potential loss.

         Non-interest Income decreased by $19,000, or 14.50% from $131,000 for the three months ended September 30, 1999 to $112,000 for the three months ended September 30, 2000. The decrease was mainly due to an decrease in gains on the sale of mortgage loans during the quarter ended September 30, 2000 as more loans were retained in the Bank's loan portfolio.

         Non-interest Expense increased by $131,000, or 21.55% from $608,000 for the three months ended September 30, 1999 to $739,000 for the three months ended September 30, 2000. The increase was due to costs associated with the Company's pending merger with FNB Corporation.

         Provision for income taxes The provision for income taxes for the three months ended September 30, 2000 was $7,000 compared to $58,000 for the three months ended September 30, 1999. The decrease was due to decreased income for the quarter ended September 30, 2000.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at September 30, 2000:
                                                                      Percent of
                                                            Amount      Assets

                  GAAP Capital............................. $7,404       8.68%
                                                            ======       ====

                  Tangible Capital......................... $7,404       8.68%
                  Tangible Capital Requirement.............  1,280       1.50%
                                                            ------       ----
                  Excess................................... $6,124       7.18%
                                                            ======       ====

                  Core Capital............................. $7,404       8.68%
                  Core Capital Requirement.................  2,559       3.00%
                                                            ------       ----
                  Excess................................... $4,845       5.68%
                                                            ======       ====

                  Total Risk-Based Capital................. $7,636      15.27%
                  Risk-Based Capital Requirement...........  4,001       8.00%
                                                            ------      -----
                  Excess................................... $3,635       7.27%
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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 24.38% at September 30, 2000 and 36.58% as of June 30, 2000.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.  Exhibits and Reports on Form 8-K.

         During the quarter ended September 30, 2000, the Company filed a Current Report on Form 8-K dated August 7, 2000 to report that it had entered into a merger agreement with FNB Corporation. (Items 5 and 7).

                      SWVA BANCSHARES, INC. & SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              SWVA Bancshares, Inc.


Date:    November 10, 2000           By:   /s/ D. W. Shilling
                                          --------------------------------------
                                     D. W. Shilling
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, and Director


Date:    November 10, 2000           By:   /s/  Mary G. Staples
                                          --------------------------------------
                                     Mary G. Staples
                                     Controller/Treasurer
                                     Principal Financial Officer