Form 10QSB
period 2000-12-31
SWVA BANCSHARES INC
filed 2001-02-12
CIK 925656

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                for the transition period from           to
                                               ---------    ---------


                         Commission File Number 0-24674
                                                ---------


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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2001: $0.10 par value - 423,612 common shares.

Transitional Small Business Disclosure Format (check one):

Yes           No    X
    ------       -------

                      SWVA BANCSHARES, INC. & SUBSIDIARIES


                                      INDEX

        ================================================================



PART I.           FINANCIAL INFORMATION                                     PAGE
                  =====================                                     ====


Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  at December 31, 2000 (unaudited) and June 30, 2000           1

                  Consolidated Statements of Income for the Three
                  and Six Months Ended December 31, 2000 and
                  December 31, 1999 (unaudited)                                2

                  Consolidated Statements of Comprehensive Income
                  for the Three and  Six Months Ended December 31, 2000
                  and December 31, 1999 (unaudited)                            3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 2000 and
                  December 31, 1999 (unaudited)                                4

                  Notes to Unaudited Interim Consolidated
                  Financial Statements                                         5



Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


PART II.          OTHER INFORMATION                                           10
                  =================

                       SWVA BANCSHARES, INC & SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                     Assets
                                                           Dec 31      June 30
                                                          ---------   --------
                                                            2000        2000
                                                          ---------   --------
                                                         (Unaudited)
Cash and cash equivalents                                 $  2,323    $  2,060
Interest-bearing deposits                                      298       1,685
Investment & Mortgage Backed Securities:
  Held to Maturity, at amortized cost                          223         254
  Available for Sale, at fair value                         21,546      21,517
  Restricted at cost                                           585         585
Loans held for sale                                             90         857
Loans receivable, net                                       55,903      53,610
Foreclosed property                                            118         186
Property and equipment, net                                  1,742       1,681
Accrued interest receivable                                    691         607
Prepaid expenses and other assets                              668         919
                                                          --------    --------
    Total assets                                          $ 84,187    $ 83,961
                                                          ========    ========

                Liabilities and Stockholders' Equity
Deposits                                                  $ 66,852    $ 64,748
Advances from Federal Home Loan Bank                         9,200      11,700
Advances from borrowers
  for taxes and insurance                                      174         208
Other liabilities and deferred income                          476         563
                                                          --------    --------
    Total liabilities                                       76,702      77,219
                                                          --------    --------
Stockholders' Equity
Preferred Stock, 275,000 shares
   authorized, no shares issued or
   outstanding
Common stock, $.10 par value, 2,225,000
   shares authorized, 423,612 outstanding
   as of December 31, 2000 and as of June 30, 2000              42          42
Additional paid-in capital                                   2,842       2,824
Less unearned ESOP shares (18,258 shares)                     (182)       (182)
Less unearned MSBP shares (9,289 shares)                      (157)       (199)
Dividends declared and paid                                    (81)       (152)
Retained earnings
 (substantially restricted)                                  5,249       5,304
Valuation allowance
  marketable equity securities                                (228)       (895)
                                                          --------    --------
  Total Stockholders' Equity                                 7,485       6,742
                                                          --------    --------
  Total Liabilities
        and Stockholders' Equity                          $ 84,187    $ 83,961
                                                          ========    ========
Book Value Per Share (not in thousands)                   $  17.67    $  15.91
                                                          ========    ========

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)

                                                    Three Months        Six Months
                                                                  Ended
                                                                  Dec 31
                                                   -----------------------------------
                                                     2000     1999     2000     1999
                                                     ----     ----     ----     ----
                                                               (Unaudited)
Interest Income
  Loans                                             $1,214   $1,004   $2,388   $1,934
  Mortgage-backed and related securities               143      158      289      320
  U.S. Government obligations including agencies       205      207      411      413
  Municipal Bonds                                       30       29       60       59
  Other investments, including overnight deposits       37      108       83      231
                                                    ------   ------   ------   ------
         Total interest income                       1,629    1,506    3,231    2,957
                                                    ------   ------   ------   ------
Interest expense
  Deposits                                             806      693    1,594    1,326
  Borrowed funds                                       141      126      287      282
                                                    ------   ------   ------   ------
         Total interest expense                        947      819    1,881    1,608
                                                    ------   ------   ------   ------

Net interest income                                    682      687    1,350    1,349
Provision for credit losses                             19        3       33        6
                                                    ------   ------   ------   ------
Net interest income after
  provision for credit losses                          663      684    1,317    1,343
                                                    ------   ------   ------   ------
Noninterest income
  Loan and other customer service fees                  58       84      121      142
  Gain on sale of mortgage loans                        49       18       72       68
  Gross rental income                                   25       26       51       50
                                                    ------   ------   ------   ------
         Total noninterest income                      132      128      244      260
                                                    ------   ------   ------   ------
Noninterest expenses
  Personnel                                            377      373      745      722
  Office occupancy and equipment                        93       85      178      172
  Data processing                                       71       59      139      117
  Federal insurance of accounts                          3        9        6       18
  Cost associated with pending merger                   29        -      153        -
  Other                                                104      121      195      227
                                                    ------   ------   ------   ------
         Total noninterest expenses                    677      647    1,416    1,256
                                                    ------   ------   ------   ------

         Income before income taxes                    118      165      145      347
         Provision for income taxes                     42       58       49      116
                                                    ------   ------   ------   ------
         Net Income                                 $   76   $  107   $   96   $  231
                                                    ======   ======   ======   ======
Basic earnings per share                            $  .19   $  .26   $  .24   $  .57
                                                    ======   ======   ======   ======
Diluted earnings per share                          $  .19   $  .26   $  .24   $  .57
                                                    ======   ======   ======   ======
Cash dividends per share                            $  .00   $  .00   $  .20   $  .20
                                                    ======   ======   ======   ======

                     SWVA BANCSHARES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                    Three Months      Six Months
                                                               Ended
                                                               Dec 31
                                                  ---------------------------------
                                                    2000    1999     2000    1999
                                                    ----    ----     ----    ----
                                                            (Unaudited)
Net Income                                         $  76   $ 107    $  96   $ 231

Other comprehensive income, net of tax
         Unrealized gains (losses) on securities     502    (257)     668    (410)
                                                   -----   -----    -----   -----
Comprehensive Income                               $ 578   $(150)   $ 764   $(179)
                                                   =====   =====    =====   =====

                      SWVA BANCSHARES, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                              Six Months Ended
                                                                    Dec 31
                                                            --------------------
                                                               2000       1999
                                                               ----       ----
                                                                 (Unaudited)
Operating Activities
    Net Income                                               $    96    $   231
Adjustments to Reconcile Net Income to Net Cash
        Provided by (used in) operating activities
        MSBP Shares Allocated                                     42         13
        Provision for credit losses                               23          6
        Provision for depreciation and amortization               59         58
        Loans Originated for Sale                             (5,040)    (5,127)
        Proceeds from sale of loans originated for sale        5,878      5,062
        Gain on Sale of Loans, from fees                         (71)       (67)
        Net (increase) decrease in Other Assets                 (172)        17
        Net increase (decrease) in Other Liabilities            (102)       176
                                                             -------    -------
      Net cash provided by operating activities                  713        369
                                                             -------    -------
Investing activities
    Proceeds from maturity of investments
        and interest-bearing deposits                          1,387      2,746
    Proceeds from sale of FHLB Stock                               -        109
    Proceeds from sale of available for sale investments         500     (1,487)
    Purchase of investments and interest-bearing deposits          -          -
    Purchase of available for sale investments                     -          -
    Purchase of property and equipment                          (120)       (29)
    Purchase of FHLB Stock                                         -        (59)
    Net (increase) decrease in loans                          (2,249)    (2,012)
    Purchase of loans                                              -     (1,900)
    Principal repayments on Mortgage Backed Securities           509        477
                                                             -------    -------
        Net cash provided by (used in) investing activities       27     (2,155)
                                                             -------    -------
Financing activities
    Curtailment of advances and other borrowings              (6,000)    (4,500)
    Proceeds from advances and other borrowings                3,500      3,500
    Net increase (decrease) in savings deposits                2,104      3,405
    Repurchase of stock                                            -          -
    Dividends paid                                               (81)       (76)
                                                             -------    -------
    Net cash provided by (used in) financing activities         (477)     2,329
                                                             -------    -------

Increase in cash and cash equivalents                            263        543

Cash and cash equivalents at beginning of period               2,060      2,454
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 2,323    $ 2,997
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.



NOTE 2 -- EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                                                                 Three Months            Six Months
                                                                                               Ended
                                                                                               Dec 31,
                                                                             --------------------------------------------
                                                                                2000      1999        2000        1999
                                                                                ----      ----        ----        ----
                                                                                            (Unaudited)
         Numerator:
(a) Net income available to shareholders                                    $     76   $    107    $       96   $    231
                                                                            ========   ========    ==========   ========
         Denominator:
         Weighed-average shares outstanding                                  423,612    426,612       423,612    425,112
         Less: ESOP weighed-average shares outstanding                       (18,258)   (22,819)      (18,258)   (22,819)
                                                                            --------   --------    ----------   --------
(b) Basic EPS weighed-average shares outstanding                             405,354    403,793       405,354    402,293

         Effect of dilutive securities:
           Incremental shares attributable to the Stock Option                     -          -             -          -
           Plan and Management Stock Bonus Plan                                    -          -             -          -
                                                                            --------   --------    ----------   --------
(c) Diluted EPS weighed-average shares outstanding                           405,354    403,793       405,354    402,293
                                                                            ========   ========    ==========   ========

         Basic earnings per share (a/b)                                     $    .19   $    .26    $      .24   $    .57
                                                                            ========   ========    ==========   ========

         Diluted earnings per share (a/c)                                   $    .19   $    .26    $      .24   $    .57
                                                                            ========   ========    ==========   ========

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

The Company had unrealized gain on securities held as available for sale, for the three months ended December 31, 2000 of $502,000 after tax versus an unrealized loss of $257,000 after tax for the three months ended December 31, 1999. The Company had unrealized gains on securities held as available for sale, for the six months ended December 31, 2000 of $668,000 after tax versus an unrealized loss of $410,000 after tax for the six months ended December 31, 1999. The before tax and after tax amount, as well as the tax benefit is summarized below.

                                                                 Tax
                                                    Before    (Expense)   After
                                                     Tax       Benefit     Tax
                                                     ---       -------     ---

Three months ended December 31, 2000:
         Unrealized gains (losses) on securities   $   761    ($  259)   $  502

Three months ended December 31, 1999:
         Unrealized gains (losses) on securities   ($  389)   $   132    ($ 257)



Six months ended December 31, 2000:
         Unrealized gains (losses) on securities   $ 1,011    ($  343)   $  668

Six months ended December 31, 1999:
         Unrealized gains (losses) on securities   ($  621)   $   211    ($ 410)



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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at December 31, 2000 and June 30, 2000
------------------------------------------------------------------------

Total assets increased $226,000 or 0.27% from $83.9 million at June 30, 2000 to $84.2 million at December 31, 2000. Net loans receivable increased $2.3 million or 4.28% to $55.9 million at December 31, 2000 from $53.6 million at June 30, 2000 due to increased activity in small business loans and greater retention of mortgage production in the loan portfolio.

Interest-bearing deposits representing investment in other Bank' certificates, decreased $1.4 million or 82.31% from $1.7 million at June 30, 2000 to $298,000 at December 31, 2000. The decrease was mainly due to a decision by management to use funds to fund mortgage loans instead of placing them in certificates of deposits with other financial institutions. Cash and cash equivalents increased $263,000 or 12.77% from $2.1 million at June 30, 2000 to $2.3 million at December 31, 2000. Held to Maturity Investments decreased $31,000 from $254,000 at June 30, 2000 to $223,000 at December 31, 2000.

At June 30, 2000, three loans totaling $186,000 were added to foreclosed property due to their delinquency status. During the quarter ended December 31, 2000, one of the loans was paid in full, therefore the balance at December 31, 2000 was $118,000. The foreclosed properties consist of two loans, each of which is secured by single family real estate. No loss is anticipated.

Classified assets totaled $492,000, of which $365,000 was classified as substandard and $127,000 as doubtful. Of the $365,000 classified as substandard, $333,000 were on single family mortgage loans, $25,000 were on single family real estate and $7,000 was on a consumer loan.

Deposits increased $2.1 million, or 3.25% from $64.7 million at June 30, 2000 to $66.8 million at December 31, 2000 due mainly to special rates offered on certificates of deposits. The funds received on these certificates was used to fund loans and to decrease the amount of borrowed funds. Core deposits were $19.5 million or 29.09% of total savings.

At December 31, 2000, there was $9.2 million outstanding in advances from the Federal Home Loan Bank of Atlanta as compared to $11.7 million outstanding at June 30, 2000.

Advances from borrowers for taxes and insurance decreased $34,000 or 16.35% due to payment of escrow for real estate taxes paid during the quarter ending December 31, 2000. Other liabilities and deferred income decreased $87,000 or 15.45%.

Results of Operations for the Three Months ended December 31, 2000
------------------------------------------------------------------
and December 31, 1999
---------------------

         Net Income decreased $31,000 or 28.97%, from $107,000 for the three months ended December 31, 1999 to $76,000 for the three months ended December 31, 2000. The decrease was due mainly to costs associated with the Company's proposed merger with FNB Corporation.

         Interest Income increased $123,000, or 8.17%, from $1.5 million for the three months ended December 31, 1999 to $1.6 million for the three months ended December 31, 2000. The increase was a result of an increase in small business loans and increased retention of mortgage loans in the portfolio.

         Interest Expense increased $128,000 or 15.63% from $819,000 for the three months ended December 31, 1999 to $947,000 for the three months ended December 31, 2000. The increase was due mainly to an increase in deposits due to special certificates of deposit promotions and an increase in funds borrowed.

         Net Interest Income decreased by $5,000 or 0.73% from $687,000 for the three months ended December 31, 1999 to $682,000 for the three months ended December 31, 2000.

         Provision for Credit Losses. The Bank made an addition of $19,000 to the provision for credit losses for the quarter ended December 31, 2000, an increase of $16,000 over the quarter ending December 31, 1999. The allowance for credit losses was $241,000 as of December 31, 2000. Attributable to this increase is the new emphasis on commercial and consumer loans which add credit risk to the loan portfolio due to the risk inherent nature of these loans.

Results of Operations for the Three Months ended December 31, 2000
------------------------------------------------------------------
and December 31, 1999, cont.
----------------------------

         Non-interest Income increased by $4,000, or 3.13% from $128,000 for the three months ended December 31, 1999 to $132,000 for the three months ended
December 31, 2000. The increase was due to gains on sale of mortgage loans during the quarter ended December 31, 2000 and a tax refund recorded in the quarter ended December 31, 1999.

         Non-interest Expense increased by $30,000, or 4.64% from $647,000 for the three months ended December 31, 1999 to $677,000 for the three months ended December 31, 2000. The increase was due mainly to costs associated with the Company's proposed merger with FNB Corporation.

         Provision for income taxes The provision for income taxes for the three months ended December 31, 2000 was $42,000 compared to $58,000 for the three months ended December 31, 1999. The decrease was due to decreased income for the quarter ended December 31, 2000.

Results of Operations for the Six Months ended December 31, 2000
----------------------------------------------------------------
and December 31, 1999
---------------------

         Net Income decreased $135,000 or 58.44%, from $231,000 for the six months ended December 31, 1999 to $96,000 for the six months ended December 31, 2000. The decrease was due mainly to costs associated with the Company'sproposed merger with FNB Corporation.

         Interest Income increased $274,000, or 9.27%, from $3.0 million for the six months ended December 31, 1999 to $3.2 million for the six months ended December 31, 2000. The increase was mainly due to increased income resulting from an increase in small business loans and increased retention of mortgage loans in the portfolio.

         Interest Expense increased $273,000 or 16.98% from $1.6 million for the six months ended December 31, 1999 to $1.9 million for the six months ended December 31, 2000. The increase was due mainly to an increase in deposits due to special certificates of deposit promotions and an increase in funds borrowed.

         Net Interest Income remained basically level at $1.3 million for the six months ended December 31, 1999 and the six months ended December 31, 2000.

         Provision for Credit Losses. The Bank made an addition of $33,000 to the provision for credit losses for the six months ended December 31, 2000, an increase of $27,000 over the same period ending December 31, 1999. The allowance for credit losses was $241,000 at December 31, 2000. Attributable to this increase is the new emphasis on commercial and consumer loans which add credit risk to the loan portfolio due to the risk inherent nature of these loans.

         Non-interest Income decreased by $16,000, or 6.15% from $260,000 for the six months ended December 31, 1999 to $244,000 for the six months ended December 31, 2000. The decrease was mainly due to a refund on prior year taxes recorded in the quarter ending December 31, 1999.

         Non-interest Expense increased by $160,000, or 12.74% from $1.3 million for the six months ended December 31, 1999 to $1.4 million for the six months ended December 31, 2000. The increase was mainly due to costs associated with the Company's proposed merger with FNB Corporation.

         Provision for income taxes The provision for income taxes for the six months ended December 31, 2000 was $49,000 compared to $116,000 for the six months ended December 31, 1999. The decrease was due to decreased income for the six months ended December 31, 2000.

Regulatory Capital Requirements

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

As shown below, the Bank's tangible, core and risk-based capital significantly exceed all applicable regulatory capital requirements of the OTS at December 31, 2000:
                                                                   Percent of
                                                                   ----------
                                                       Amount          Assets
                                                       ------          ------

                  GAAP Capital....................     $7,510           8.85%
                                                        =====          =====

                  Tangible Capital................     $7,510           8.85%
                  Tangible Capital Requirement....      1,273           1.50%
                                                        -----          -----
                  Excess..........................     $6,237           7.35%
                                                        =====          =====

                  Core Capital....................     $7,510           8.85%
                  Core Capital Requirement........      2,546           3.00%
                                                        -----          -----
                  Excess..........................     $4,964           5.85%
                                                        =====          =====

                  Total Risk-Based Capital........     $7,750          15.53%
                  Risk-Based Capital Requirement..      3,758           8.00%
                                                        -----          -----
                  Excess..........................     $3,992           7.53%
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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank's regulatory liquidity was 25.23% at December 31, 2000 and 22.94% as of June 30, 2000.

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

                                SWVA Bancshares, Inc.


Date:    February 12, 2001      By:   /s/ D. W. Shilling
                                    ------------------------------------
                                D. W. Shilling
                                President, Chief Financial Officer, and Director


Date:    February 12, 2001      By:   /s/  Mary G. Staples
                                    -----------------------------------
                                Mary G. Staples
                                Controller/Treasurer
                                Principal Financial Officer